Form 10-Q
period 1998-03-31
US FRANCHISE SYSTEMS INC/
filed 1998-05-11
CIK 1054636

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________TO __________

                            COMMISSION FILE NUMBER 0-23941

                             U.S. FRANCHISE SYSTEMS, INC.
                (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                 58-2361501
     (State or other jurisdiction of         (I.R.S Employer Identification No.)
     Incorporation or Organization)

     13 CORPORATE SQUARE, SUITE 250
            ATLANTA, GEORGIA                                30329
     (Address of Principal Executive Offices)            (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 321-4045

Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 12,917,194 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of May 1, 1998.

                            U.S. FRANCHISE SYSTEMS, INC.
                                        INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Statements of Financial Position at December 31,
             1997 and March 31, 1998 (Unaudited)                               3

          Consolidated Statements of Operations for the three months
             ended March 31, 1998 and 1997 (Unaudited)                         4

          Consolidated Statement of Cash Flows for the three months
             ended March 31, 1998 and 1997 (Unaudited)                         5

          Notes to Consolidated Financial Statements (Unaudited)               6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                      16

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                          15

ITEM 5.   OTHER INFORMATION                                                   16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURES                                                                    19

EXHIBIT INDEX                                                                 20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
---------------------------------------------------------




ASSETS                                                        MARCH 31, 1998          DECEMBER 31, 1997
                                                              --------------          -----------------
CURRENT ASSETS:
  Cash and temporary cash investments                          $ 16,286,000                $ 15,890,000
  Accounts receivable (net of allowance for doubtful
   accounts of $17,000 as of March 31, 1998 and
  December 31, 1997)                                                998,000                     268,000
  Deposits                                                          340,000                     114,000
  Prepaid expenses                                                  713,000                     602,000
  Promissory notes receivable                                       709,000                     862,000
  Deferred commissions                                            2,524,000                   2,563,000
                                                               ------------                ------------
   Total current assets                                          21,570,000                  20,299,000

PROMISSORY NOTES RECEIVABLE                                       3,689,000                   2,869,000
PROPERTY AND EQUIPMENT - Net                                      7,098,000                   5,595,000
FRANCHISE RIGHTS - Net                                           21,756,000                   3,322,000
DEFERRED COMMISSIONS                                              3,804,000                   3,049,000
OTHER ASSETS - Net                                                1,222,000                   1,217,000
                                                               ------------                ------------
   Total assets                                                $ 59,139,000                $ 36,351,000
                                                               ============                ============

LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $    656,000                   1,138,000
  Commissions payable                                               764,000                   1,171,000
  Deferred application fees                                       4,143,000                   4,402,000
  Accrued expenses                                                2,135,000                     990,000
  Due to Hudson Hotels Corporation                                  454,000                     454,000
                                                               ------------                ------------
   Total current liabilities                                      8,152,000                   8,155,000

DEFERRED APPLICATION FEES                                         5,534,000                   4,586,000
SUBORDINATED DEBENTURES                                          19,655,000                  19,412,000
                                                               ------------                ------------
   Total liabilities                                             33,341,000                  32,153,000

REDEEMABLE STOCK:
   Common shares, par value $0.01 per share; issued and
   outstanding 3,128,473 (net of 58,807 shares in
   Treasury) at March 31, 1998 and December 31, 1997
   entitled to redemption under certain circumstances
   to $324,000  (net of $6,000 in Treasury) at March 31,
   1998 and December 31, 1997, respectively                         324,000                     324,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common shares, par value $0.01 per share; authorized
   30,000,000 shares of Class A Common Stock and 5,000,000
   shares of Class B Common Stock; issued and outstanding
   9,438,721 Class A shares and 2,707,919 Class B shares at
   March 31, 1998; issued and outstanding 6,716,499 Class A
   shares and 2,707,919 Class B shares at December 31, 1997         124,000                      96,000

Capital in excess of par                                         44,519,000                  21,092,000
Accumulated deficit                                             (19,169,000)                (17,314,000)
                                                               ------------                ------------
    Total stockholders' equity                                   25,474,000                   3,874,000
                                                               ------------                ------------
                                                               $ 59,139,000                $ 36,351,000
                                                               ============                ============




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------


                                                               THREE MONTHS           THREE MONTHS
                                                                  ENDED                  ENDED
                                                              MARCH 31, 1998         MARCH 31, 1997
                                                              --------------         --------------
REVENUES:
  Marketing and reservation fees                                $   582,000             $   376,000
  Franchise application and royalty fees                          1,067,000                 136,000
  Other                                                             334,000                  33,000
                                                                -----------             -----------
                                                                  1,983,000                 545,000

EXPENSES:
  Marketing and reservations                                        653,000                 461,000
  Royalties paid to third parties                                    87,000                  11,000
  Franchise sales commissions                                       313,000                  72,000
  Other franchise sales and advertising                             875,000                 851,000
  Other general and administrative                                1,477,000               1,436,000
  Depreciation and amortization                                     210,000                 132,000
                                                                -----------             -----------
                                                                  3,615,000               2,963,000
                                                                -----------             -----------

LOSS FROM OPERATIONS                                             (1,632,000)             (2,418,000)

OTHER INCOME (EXPENSE):
  Interest income                                                   229,000                 383,000
  Interest expense                                                 (452,000)               (480,000)
                                                                -----------             -----------


NET LOSS                                                        $(1,855,000)            $(2,515,000)
                                                                ===========             ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                             13,094,249              12,580,395
                                                                ===========             ===========

  NET LOSS PER SHARE - BASIC AND DILUTED                        $     (0.14)            $     (0.20)
                                                                ===========             ===========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------


                                                               THREE MONTHS           THREE MONTHS
                                                                  ENDED                  ENDED
                                                              MARCH 31, 1998         MARCH 31, 1997
                                                              --------------         --------------
OPERATING ACTIVITIES:
 Net loss                                                       $(1,855,000)            $(2,515,000)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                     210,000                 132,000
  Deferred compensation amortization                                 53,000                  73,000
 Changes in assets and liabilities:
  Increase in deposits and accounts receivable                     (956,000)                (19,000)
  Increase in prepaid expenses                                     (169,000)                (99,000)
  (Increase)/decrease in promissory notes receivable               (667,000)                 29,000
  Increase in deferred commissions                                 (716,000)               (420,000)
  Increase in other assets                                          (23,000)                (25,000)
  Decrease in accounts payable                                     (482,000)               (375,000)
  Increase in accrued expenses                                    1,145,000                 372,000
  Decrease in commissions payable                                  (407,000)               (393,000)
  Increase in deferred application fees                             689,000                 328,000
  Increase in subordinated debentures paid in kind                  243,000                 231,000
                                                                -----------             -----------
   Net cash used in operating activities                         (2,935,000)             (2,681,000)

INVESTING ACTIVITIES:
 Acquisition of property and equipment                           (1,545,000)                (40,000)
 Acquisition of franchise rights                                   (748,000)                    -
                                                                -----------             -----------
   Net cash used in investing activities                         (2,293,000)                (40,000)

FINANCING ACTIVITIES:
 Issuance of common stock                                         5,624,000                     -
                                                                -----------             -----------
   Net cash provided by financing activities                      5,624,000                     -
                                                                -----------             -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                               $   396,000             $(2,721,000)

CASH AND TEMPORARY INVESTMENTS
 Beginning of period                                             15,890,000              31,188,000
                                                                -----------             -----------
 End of period                                                  $16,286,000             $28,467,000
                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Noncash activities;
  Issuance of 2,222,222 shares for acquisition of Hawthorn
  franchise rights                                              $17,777,000             $       -
                                                                ===========             ===========

 Portion of purchase price due to Hudson Hotels Corporation
  in future years, discounted at 10%                            $       -               $   454,000
                                                                ===========             ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997 and the current report on Form 8-K dated March 23, 1998, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the full year.

2.   EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 1998 and three months ended March 31, 1997 have been calculated by dividing the loss applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding.

3.   ACQUISITION OF REMAINING INTEREST IN HAWTHORN

     On March 12, 1998, USFS, USFS Hawthorn, Inc. ("USH"), Hawthorn Suites Associates ("HSA") and HSA Properties, Inc. ("HPI") completed a series of transactions whereby all of the ownership interests of HSA Properties LLC ("HSA LLC"), a joint venture among USFS, HPI and HSA which owned an interest in the Hawthorn Suites brand of hotels, were contributed to USH in return for the issuance of shares of Class A Common Stock, par value $.01 per share ("USH Class A Common Stock") of USH, and USFS merged into USH. Pursuant to these transactions, HSA and HPI received 2,199,775 and 22,447 shares of Class A Common Stock of USFS, respectively. In addition, the holders of Class A Common Stock of USFS and Class B Common Stock of USFS received an equivalent number of USH Class A Common Stock and Class B Common Stock, par value $.01 per share, as applicable. Prior to these transactions, USFS and HSA LLC were parties to a Master Franchise Agreement dated as of March 27, 1996 (the "Hawthorn Acquisition Agreement"), pursuant to which USFS acquired the exclusive worldwide rights to franchise and to control the development and operation of the Hawthorn Suites brand of hotels. The Hawthorn Acquisition Agreement required that a percentage of royalties received by USFS from the franchising of Hawthorn Suites Hotels be remitted to HSA LLC and also contained certain restrictions on USFS's operations and imposed standards relating to the development of the Hawthorn Suites brand of hotels. The merger of USFS with and into USH permitted the surviving entity (renamed "U.S. Franchise Systems, Inc.") to acquire all of the trademarks, copyrights and other intellectual property related to the Hawthorn Suites hotel brand and as a related consequence, eliminated the aforementioned royalty payments and restrictive provisions previously governed by the Hawthorn Acquisition Agreement.

4.   ESTABLISHMENT OF DEVELOPMENT FUND

     On March 17, 1998, NorthStar Capital Partners LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar and Lubert-Adler ("Constellation"), formed Constellation

Development Fund LLC (the "Development Fund"). NorthStar, Lubert-Adler and Constellation will contribute to the Development Fund equity totaling $50 million, and will arrange debt financing for an additional $60 million in the form of a senior credit facility with a commercial bank. In connection with the establishment of the Development Fund, the Company has committed to make a $10 million loan to Constellation, which will use the funds to make a subordinated investment in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund.

     In connection with the establishment of the Development Fund, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.625 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable on a pro-rata basis within eighteen months of the commitment of the Development Fund's capital, at a price of $11.25 per share. Dean S. Adler, a director of the Company, is a principal of the entity
that controls Lubert-Adler.   In addition, David T. Hamamoto was elected to
the Board of Directors of the Company. Mr. Hamamoto is the Co-Chief Executive Officer, Co-President and Co-Chairman of NorthStar.

5.   ACQUISITION OF BEST INNS

     On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired the management contracts and related personnel relating to the management of 29 existing Best Inns hotels and became the controlling member of the not-for-profit corporation which supplies reservation services to Best Inns hotels.

     In connection with this transaction, the Company and the sellers entered into an agreement with Alpine Hospitality Ventures LLC ("Ventures") pursuant to which Ventures (through a wholly-owned subsidiary) acquired 17 Best Inns hotels (the "Acquired Hotels"). Contemporaneously with the closing of the transaction, new franchise and management agreements were entered into between the Company and Ventures with respect to the Acquired Hotels. As a result of the transaction, the Company owns the exclusive worldwide franchise rights to the Best Inns hotel brands, is the franchisor of 35 existing Best Inns hotels and will be the franchisor of three hotels under development, manages 29 of the existing Best Inns hotels and will manage two Best Inns hotels under development.

     To facilitate the transaction, the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, interest on which will be paid in cash to the extent there is available cash and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party loan in the principal amount of approximately $65 million to its subsidiary that owns the Acquired Hotels and is subordinated to such third party loan. The Company made the subordinated loan and issued the Alpine Shares (as defined below) in order to induce Ventures to purchase from the Sellers the Acquired Hotels. USFS financed the subordinated loan through a $10 million full recourse loan from NationsBank N.A., the $1.6 million it received from an affiliate of Ventures for the Alpine Shares and $3.4 million of its own cash. In addition, the Company committed to make up to $7.5 million of additional loans to Ventures under certain circumstances at an interest rate and upon other terms that are substantially similar to Ventures' or its subsidiaries' third-party indebtedness at such time. The Company expects Ventures to be a highly leveraged entity and there can be no assurance that any loans to Ventures will be repaid. It is anticipated that the proceeds from the Equity Offering (as defined below in footnote 6 - Subsequent Event) will be utilized to repay the NationsBank loan.

     Also in connection with the Best Inns acquisition, the Company issued to Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate of Ventures, 350,000 shares (the "Alpine Shares") of Class A Common Stock for a purchase price of $1.6 million. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by Messrs. Leven and Aronson. Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each Best Inns hotel that is added to the Best Inns system of hotels after the closing date of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates (the "New Hotel Fee").

     Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner Alpine Equity Partners L.P., the entity that indirectly owns and controls a majority of Alpine Equities and Ventures.

6.   SUBSEQUENT EVENT

     On April 23, 1998, the Company filed with the Securities and Exchange Commission a registration statement for the offer and sale of up to 5,175,000 shares (including 675,000 Shares issuable pursuant to the underwriters' over-allotment option) of Class A Common Stock to the public (the "Equity Offering"). The net proceeds of the Equity Offering are expected to be used as follows: (i) to repay approximately $19.7 million aggregate principal amount outstanding on the Company's 10% Subordinated Debentures due September 29, 2007, plus accrued interest thereon to the date of repayment, (ii) to repay approximately $10 million aggregate principal amount outstanding under the loan to be incurred in connection with the Best Inns acquisition (see Note 5) and
(iii) for working capital and general corporate purposes, which may include additional acquisitions. The Equity Offering has not been completed as of May 11, 1998.

7. ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," at the beginning of fiscal year
1998. Statement No. 130 established standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity.

     The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers.

     FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements NO. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. and its subsidiaries ("USFS" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The Company was formed in August 1995 to acquire, market and service well-positioned brands with potential for rapid unit growth through franchising. The Company's initial brands, which are in the lodging industry, are the Microtel and Hawthorn Suites brands. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. In addition, the Company recently acquired the exclusive worldwide franchise rights to the Best Inns brand, an economy and upper economy brand positioned between the budget Microtel and upscale Hawthorn Suites brands. With the acquisition of the Best Inns brand, the Company also acquired management contracts and capabilities. (See "Item 5. Other Information - Best Inns.")

     As a franchisor, the Company licenses the use of its brand names to independent hotel owners and operators (i.e. franchisees). The Company provides its franchisees with a variety of benefits and services designed to (i) decrease the development costs, (ii) shorten the time frame and reduce the complexity of the construction process and (iii) increase the occupancy rates, revenues and profitability of the franchised properties. The Company offers prospective franchisees access to financing, a business format, design and construction assistance (including architectural plans), uniform quality standards, training programs, national reservations systems, national and local advertising, promotional campaigns and volume purchasing discounts.

     The Company expects that its future revenues will consist primarily of (i) franchise royalty fees, (ii) franchise application fees, (iii) reservation and marketing fees, (iv) management fees, (v) various fees for acting as manager of the Development Fund and (vi) payments made by vendors who supply the Company's franchisees with various products and services. The Company recognizes franchise application fees as revenue only upon the opening of the underlying hotels.

     The Company's predecessor was incorporated in Delaware in August 1995. The Company was incorporated in Delaware on November 26, 1997 and merged with its predecessor on March 12, 1998 with the Company as the surviving corporation.
The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045.

     Comparisons have been made between the three months ended March 31, 1998 and March 31, 1997 for the purposes of the following discussion:

RESULTS OF OPERATIONS

FRANCHISE SALES GROWTH - Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:


---------------------------------------------------------------------------------------------------------
                                                                       AS OF MARCH 31,     AS OF MARCH 31
MICROTEL FRANCHISE DATA                                                     1998                1997
---------------------------------------------------------------------------------------------------------
Properties open (1)                                                          75                  32

  Executed agreements & under construction(2)                                59                  28
  Executed franchise agreements but not under construction(3)(4)            277                 169
  Pending franchise applications (5)                                         -                   29
  Accepted applications (6)                                                  60                  55
Total under development and accepted applications (7)                       396                 281
---------------------------------------------------------------------------------------------------------
OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS                       471                 313
---------------------------------------------------------------------------------------------------------


(1) The Company does not receive royalties from twenty-eight and twenty-seven hotels open as of March 31, 1998 and March 31, 1997, respectively.
(2) The Company will not receive royalties from one and two of the hotels under construction as of March 31, 1998 and March 31, 1997, respectively.
(3) The Company will not receive royalties from five and seven of the executed franchise agreements as of March 31, 1998 and March 31, 1997, respectively.
(4) Four of the agreements as of March 31, 1997 were terminated between April 1 and April 11, 1997.
(5) The 29 pending franchise applications as of March 31, 1997 resulted in executed franchise agreements between April 1 and April 11, 1997.
(6) The Company will not receive royalties from two of the franchise applications approved as of March 31, 1997.
(7) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

     Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:


---------------------------------------------------------------------------------------------------------
                                                                       AS OF MARCH 31,     AS OF MARCH 31
HAWTHORN SUITES FRANCHISE DATA                                              1998                1997
---------------------------------------------------------------------------------------------------------

Properties open (1)                                                          29                  19

  Executed agreements & under construction                                   19                   3
  Executed franchise agreements but not under construction                   65                  20
  Pending franchise applications (2)                                         -                    6
  Accepted applications                                                      20                  20
Total under development and accepted applications (3)                       104                  49
---------------------------------------------------------------------------------------------------------
OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS                       133                  68
---------------------------------------------------------------------------------------------------------


(1) The Company was not receiving royalties from 18 of the hotels open as of March 31, 1997. As a result of the HSA Acquisition, the Company now receives and retains all royalties from all hotels as of March 1998.
(2) The six pending applications as of March 31, 1997 resulted in executed franchise agreements between April 1 and April 11, 1997.
(3) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

     The Company received franchise application fees of $1,684,000 and $504,000 for the three months ended March 31, 1998 and 1997, respectively, for Microtel and Hawthorn Suites. The average franchise application fee was $22,000 and $24,000 for the three months ended March 31, 1998 and 1997, respectively. Such fees are recognized as revenue when the underlying hotel opens.

REVENUE - The Company has derived revenues from the following sources:


---------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                 MARCH 31, 1998        MARCH 31, 1997
---------------------------------------------------------------------------------------
Franchise application and royalty fees            $1,067,000              $136,000
Other fees                                           334,000                33,000
Marketing and reservation fees                       582,000               376,000
TOTAL                                             $1,983,000              $545,000
---------------------------------------------------------------------------------------


     Franchise application and royalty fees (the "Fees") increased $931,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to (i) the Fees received on the 42 Microtels open on March 31, 1998 which were not open on March 31, 1997, and (ii) the Fees received on 28 Hawthorn Suites hotels as a result of the HSA Acquisition.

     Other fee income increased $301,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period. The majority of the increase is attributable to the Development Fund management fee revenue for the three months ended March 31, 1998. The balance of the increase is related to various miscellaneous fee income.

     Marketing and reservation fees increased $206,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period because additional properties were added to the system during 1998. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. As additional properties join the system, the marketing and reservation fees received will increase and there will be a corresponding increase in marketing and reservations expenses.

EXPENSES - The Company's expenses were as summarized below:


---------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                 MARCH 31, 1998        MARCH 31, 1997
---------------------------------------------------------------------------------------
Marketing and reservations                         $  653,000            $  461,000
Royalties paid to third parties                        87,000                11,000
Franchise sales commissions                           313,000                72,000
Other franchise sales and advertising                 875,000               851,000
Other general and administrative                    1,477,000             1,436,000
Depreciation and amortization                         210,000               132,000
TOTAL                                              $3,615,000            $2,963,000
---------------------------------------------------------------------------------------


     Marketing and reservation expenses increased $192,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period primarily because there were more properties open in 1998 causing an incremental rise in reservation costs and allowing for more funds to be expended in marketing the Hawthorn Suites and Microtel brands.

     Royalties paid to third parties increased $76,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period because the number of Microtel and Hawthorn Suites properties opened by the Company increased throughout the last three quarters of 1997 and the first quarter of 1998. In 1997 and the first quarter of 1998, the Company was required to pay a percentage of the royalties collected to Hudson for each new Microtel property and in 1997 and the first two months of 1998, the Company was required to pay a percentage of royalties collected to HSA LLC for each new Hawthorn Suites property when franchisees commenced making royalty payments to the Company. As of March 1998, the Company is no longer required to pay HSA LLC such fees.

     Franchise sales commissions increased $241,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period because commissions were expensed for the 15 hotels which opened during the first quarter of 1998 compared to four hotels which opened during the first quarter of 1997.

     Other franchise sales and advertising expenses, which are costs related to the Company's franchise sales effort, increased $24,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period primarily because larger Microtel and Hawthorn Suites sales forces were in place.

     General and administrative expenses increased $41,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period primarily due to additional salaries, wages and benefits, and general office and travel expenses for the additional staff in place during 1998.

     Depreciation and amortization expense primarily includes: (i) depreciation of equipment for the corporate and regional sales offices, (ii) amortization for the cost of acquiring the Microtel and Hawthorn Suites brands, (iii) amortization of consulting payments made to Hudson under the Microtel Acquisition Agreement, (iv) amortization of costs related to the formation of the Company and (v) amortization of architectural plans developed for the Microtel and Hawthorn Suites hotels and (vi) depreciation of a truck.

OTHER INCOME (EXPENSES)


---------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                 MARCH 31, 1998        MARCH 31, 1997
---------------------------------------------------------------------------------------
Interest income                                     $229,000              $383,000
Interest expense                                    $452,000              $480,000
---------------------------------------------------------------------------------------


     Interest income, resulting from investments in cash and marketable securities, decreased $154,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period. This is primarily the result of the decrease in the balance of Cash and Temporary Cash Investments by $12,181,000 from March 31, 1997 to March 31, 1998.

NET LOSS - A summary of operating results is as follows:


---------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                 MARCH 31, 1998        MARCH 31, 1997
---------------------------------------------------------------------------------------
Net Loss                                           $1,855,000            $2,515,000
---------------------------------------------------------------------------------------


     The Company's net loss decreased $660,000 for the three months ended March 31, 1998 as compared to the comparable prior year's period. Revenues increased $1,438,000 primarily because a greater number of hotels were open and opened during the first quarter of 1998, thus, the Company received more royalty payments and recognized more application fees. This increase in revenues was offset by an increase in operating expenses of $652,000. The Company did not expect to generate a profit in the first quarter of 1997 or 1998 as it was investing in its infrastructure to facilitate future growth. To date it has generally taken 12 to 18 months in the case of Microtel and seven to 15 months in the case of Hawthorn Suites from the time a franchise agreement is executed until the opening of a hotel, at which time the Company generally begins receiving royalty income. Total hotels open plus under development and approval applications increased from 381 to 604 from March 31, 1997 to March 31, 1998.
A total of 76 of the 104 hotels open as of March 31, 1998 were paying royalties to the Company compared to only six of the 51 properties open as of March 31, 1997. The Company continues to focus on building its future royalty stream.

LIQUIDITY AND CAPITAL RESOURCES

     From August 28, 1995 (inception) to October 24, 1996, the Company financed its operations primarily through a private placement of securities, franchise application fees, and interest income. In October 1995, the Company raised approximately $17.5 million in gross proceeds through private sales of shares of its old common stock (i.e., stock prior to the reclassification of shares on October 11, 1996) and Redeemable Preferred Stock.

     On October 24, 1996, the Company completed a public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Initial Offering"). Net proceeds to the Company from the Initial Offering were approximately $21,391,000. As of March 31, 1998 approximately $13,905,000 of such proceeds had been used by the Company (including to fund its remaining obligations under the Microtel Acquisition Agreement, pay interest on Subordinated Debentures, make loans to certain franchisees, acquire a limited number of hotel properties owned by the Company, fund transaction fees and expenses, fund reservation system expenditures and for working capital and general corporate purposes) and the remaining proceeds of approximately $7,485,000 were held either as cash or cash equivalents and will be used for working capital and general corporate purposes.

     On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at the liquidation value of $18,477,000 into 10% Subordinated Debentures due September 29, 2007 (the "Subordinated Debentures"). The Company is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment were to terminate for any reason the Company would be obligated to redeem all outstanding Subordinated Debentures. The Company also had outstanding indebtedness related to the Microtel Acquisition of approximately $454,000 in principal and interest as of March 31, 1998.

     In connection with the establishment of the Development Fund, the Company has committed to lend up to $10 million to Constellation, which will use the funds to make a subordinated equity investment in the Development Fund. The Company's loan will bear interest at an annual rate of 8%, will be non-recourse and will be repayable from distributions and payments made to Constellation from the Development Fund. In addition, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for a purchase price of $11.25 per share totaling $5.625 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable as funds are committed by the Development Fund, at a price of $11.25 per share. The Company will also be paid $3.5 million over the next five years to manage the Development Fund.

     On April 28, 1998 in connection with the Best Inns acquisition, the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, (interest on which will be paid in cash to the extent there is available cash and otherwise will be paid-in-kind) and issued to Alpine Equities 350,000 shares of Class A Common Stock for a purchase price of $1.6 million. (See "Item 5. Other Information - Best Inns.") The Company used the proceeds of a $10.0 million loan from NationsBank N.A., the $1.6 million it received from the sale to Alpine Equities of 350,000 shares of Class A Common Stock, and $3.4 million of its own cash to make the $15 million loan to Ventures. In addition, the Company used its own cash to pay the expenses incurred in connection with these transactions.

     On April 23, 1998, the Company filed with the Securities and Exchange Commission a registration statement for the offer and sale of up to 5,175,000 shares of Class A Common Stock to the public (the "Equity Offering"). The net proceeds of the Equity Offering are expected to be used as follows: (i) to repay approximately $19.7 million aggregate principal amount outstanding on the Company's 10% Subordinated Debentures due September 29, 2007, plus accrued interest thereon to the date of repayment, (ii) to repay approximately $10 million aggregate principal amount outstanding under the loan to be incurred in connection with the Best Inns acquisition (see "Item 5. Other Information - Best Inns") and (iii) for working capital and general corporate purposes including acquisitions. The Equity Offering has not been completed as of May 11, 1998.

     Cash and cash equivalents were $16,286,000 as of March 31, 1998. In Management's opinion, based on the Company's current operations, the Company's capital resources are sufficient to fund operations for the next twelve months.

     The Company expects to satisfy its cash requirements during the next twelve months, including those arising as a result of the Best Inns acquisition and its commitments to the Development Fund, with its cash and cash equivalents. Additionally, Company expects to use the net proceeds from the Equity Offering to repay the $10.0 million loan from NationsBank N.A. and to redeem the approximately $19.7 million aggregate principal amount of Subordinated Debentures outstanding plus accrued interest thereon to the date of repayment and to allow the Company to further accelerate its growth. The Company has no outstanding lines of credit in place.

     For the three months ended March 31, 1998, the Company had a net loss of $1,855,000 and net cash used in operating activities of $2,935,000. In addition, for the three months ended March 31, 1998 net cash used in investing activities was $2,293,000. Such investments were primarily costs related to the acquisition of property and construction of hotels on such property, the acquisition of additional office furniture and office equipment, costs related to the construction of a national reservation system, and the capitalization of costs incurred on the HSA Acquisition. For the three months ended March 31, 1998, such operating and financing uses of cash were funded by net cash provided by financing activities of $5,625,000 which was the result of the Company issuing 500,000 shares of Class A Common Stock for cash to NorthStar and Lubert-Adler in connection with the establishment of the Development Fund during the period.

SEASONALITY

     The Company expects to experience seasonal revenue patterns similar to those experienced by the lodging industry generally. Accordingly, the summer months, because of increase in leisure travel, are expected to produce higher revenues for the Company than other periods during the year. In addition, developers of new hotels typically attempt, whenever feasible, to schedule the opening of a new property to occur prior to the spring and summer seasons. This also may have an impact on the seasonality of the Company's revenues, a significant portion of which is not recognized until the opening of a property. Accordingly, the Company may experience lower revenues and profits in the first and fourth quarters and higher revenues and profits in the second and third quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation. However, claims and litigation may arise in the Company's normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     INITIAL PUBLIC OFFERING. On October 30, 1996, the Company completed an initial public offering of its Class A Common Stock, with par value $0.01 (the "Initial Offering").

     Net proceeds to the Company from the Initial Offering were approximately $21,390,000. As of March 31, 1998, all of the proceeds have been used or invested as follows (amounts are estimated):


          Temporary Investments:
                    Montgomery Securities                        $ 7,485,000
                                                                 -----------
                    Total Temporary Investments                    7,485,000
                                                                 -----------
          Proceeds Spent:
                    Microtel Acquisition                             500,000
                    US Funding Corp. Program                         433,000
                    Interest on Subordinated Debentures              935,000
                    Building of Hotel Properties                   5,212,000
                    Loans to Franchisees                           2,084,000
                    Acquisition of Other Brands                      238,000
                    Lease Deposit                                    150,000
                    Reservations System for Microtel                 608,000
                    General Working Capital, net of interest       3,745,000
                                                                 -----------
                    Total Proceeds Spent                          13,905,000
                                                                 -----------
          Total Proceeds                                         $21,390,000
                                                                 ===========


     RECENT SALE OF UNREGISTERED SECURITIES. In connection with the establishment of the Development Fund, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for a purchase price of $11.25 per share totaling $5.625 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable within eighteen months of, and pro rata based upon the amounts of, the commitment of real estate investments by the Development Fund, at a price of $11.25 per share.

    On March 12, 1998, the Company entered into a series of transactions which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels in consideration for the issuance by the Company of (i) 2,199,775 shares of Class A Common Stock to Hawthorn Suites Associates and (ii) 22,447 shares of Class A Common Stock to HSA Properties, Inc.

     The issuance of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offers and sales in the above transactions were made without any public solicitation, the certificates bear a restrictive legend and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriters were involved in the transactions and no commissions were paid.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the Stockholders of U.S. Franchise Systems, Inc. was held March 11, 1998 at 4:00 p.m., at the Company's offices, 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

One matter was submitted to the Stockholders:   the consideration of a series of
transactions designed to enable USFS to acquire the entire interest in the Hawthorn Suites brand of hotels.

The proposal that came before the meeting was passed by the Stockholders. The tally was as follows:

For            32,105,010
Against               600
Abstain             3,407

The total number of votes held by the shareholders of the Company as of March 11, 1998 was 36,924,162.

ITEM 5.  OTHER INFORMATION

     BEST INNS. On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired the management contracts and related personnel, relating to the management of 29 existing Best Inns hotels and became the controlling member of the not-for-profit corporation which supplies reservation services to Best Inns hotels.

     In connection with this transaction, the Company and the sellers entered into an agreement with Ventures pursuant to which Ventures (through a wholly-owned subsidiary) acquired the Acquired Hotels. Contemporaneously with the closing of the transaction, new franchise and management agreements were entered into between the Company and Ventures with respect to the Acquired Hotels. As a result of the transaction, the Company owns the exclusive worldwide franchise rights to the Best Inns hotel brands, is the franchisor of 35 existing Best Inns hotels and will be the franchisor of three hotels under development, manages 29 of the existing Best Inns hotels and will manage two Best Inns hotels under development.

     To facilitate the transaction, the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, interest on which will be paid in cash to the extent there is available cash and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party loan in the principal amount of approximately $65 million to its subsidiary that will own the Acquired Hotels and is subordinated to such third party loan. The Company made the subordinated loan and issued the Alpine Shares in order to induce Ventures to purchase from the Sellers the Acquired Hotels. USFS financed the subordinated loan through a $10 million full recourse loan from NationsBank N.A., the $1.6 million it received from an affiliate of Ventures for the Alpine Shares and $3.4 million of its own cash. In addition, the Company committed to make up to $7.5 million of additional loans to Ventures under certain circumstances at an interest rate and upon other terms that are substantially similar to Ventures' or its subsidiaries' third-party indebtedness at such time. The Company expects Ventures to be a highly leveraged entity and there can be no assurance that any loans to Ventures will be repaid. It is anticipated that the proceeds from the Equity Offering will be utilized to repay the NationsBank loan.

     Also in connection with the Best Inns acquisition, the Company issued to Alpine Equities, the Alpine Shares for a purchase price of $1.6 million. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by Messrs. Leven and Aronson. Additionally, the Company agreed to pay to Alpine Equities the New Hotel Fee for each Best Inns hotel that is added to the Best Inns system of hotels after the closing date of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates.

     Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner of Alpine Equity Partners L.P., the entity that indirectly owns and controls a majority of Alpine Equities and Ventures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS:

Exhibit
Number                        Description
--------------------------------------------------------------------------------

4.1 Registration Rights Agreement dated as of April 28, 1998 among U.S. Franchise Systems, Inc., Alpine Hospitality Equities LLC, Michael A. Leven and Neal K. Aronson.

4.2 Shareholders Agreement, dated as of March 12, 1998 by and among Hawthorn Suites Associates, HSA Properties, Inc., Michael A. Leven, Neal K. Aronson and U.S. Franchise Systems, Inc.

4.3 Registration and Tag-Along Rights Agreement dated as of March 17, 1998 between (i) U.S. Franchise Systems, Inc., (ii) Sextant Trading LLC, Lubert-Adler Real Estate Opportunity Fund, L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P., and (iii) Michael Leven and Neal K. Aronson.

10.1 Asset Transfer Agreement dated as of April 28, 1998 among Best Acquisition, Inc., Alpine Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC, America's Best Inns, Inc. and the entities identified on Schedule 1 thereto. The Company agrees to furnish copies of the schedules hereto supplementally on request.

10.2 Securities Purchase Agreement dated as of April 28, 1998 by and between U.S. Franchise Systems, Inc. and Alpine Hospitality Equities LLC. The Company agrees to furnish copies of the schedules hereto supplementally on request.

10.3 Hotel Management Agreement made and entered into on April 28, 1998 by and among Alpine Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC and USFS Management, Inc.

10.4 Amended and Restated License Agreement dated April 28, 1998 by and between Best Franchising, Inc. and RSVP-BI OPCO, LLC.

10.5 Best Franchising, Inc. current form of License Agreement for Best Inns hotels.

10.6 Loan Agreement dated as of April 28, 1998 by and between U.S. Franchise Systems, Inc. and NationsBank, N.A. The Company agrees to furnish copies of the exhibits and schedules hereto supplementally to the Commission on request.

10.7 Senior Subordinated Note Purchase Agreement dated as of April 28, 1998 between Alpine Hospitality Ventures LLC and U.S. Franchise Systems, Inc. The Company agrees to furnish copies of the schedules hereto supplementally on request.

10.8 Subscription Agreement dated as of March 17, 1998 between (i) U.S. Franchise Systems, Inc., (ii) Sextant Trading LLC, and (iii) Lubert-Adler Real Estate Opportunity Fund, L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P.

27.1      Financial Data Schedule.

B) REPORTS ON FORM 8-K

During the first quarter ended March 31, 1998, the Company filed the following report on Form 8-K: Current Report on Form 8-K dated March 23, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.



By /s/ MICHAEL A. LEVEN                 By /s/ NEAL K. ARONSON
   --------------------                    -------------------
   Michael A. Leven                        Neal K. Aronson
   Chairman of the Board, President        Executive Vice President and Chief
   and Chief Executive Officer             Financial Officer

Dated: May 11, 1998

                                    EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

4.1 Registration Rights Agreement dated as of April 28, 1998 among U.S. Franchise Systems, Inc., Alpine Hospitality Equities LLC, Michael A. Leven and Neal K. Aronson.

4.2 Shareholders Agreement, dated as of March 12, 1998 by and among Hawthorn Suites Associates, HSA Properties, Inc., Michael A. Leven, Neal K. Aronson and U.S. Franchise Systems, Inc.

4.3 Registration and Tag-Along Rights Agreement dated as of March 17, 1998 between (i) U.S. Franchise Systems, Inc., (ii) Sextant Trading LLC, Lubert-Adler Real Estate Opportunity Fund, L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P., and (iii) Michael Leven and Neal K. Aronson.

10.1 Asset Transfer Agreement dated as of April 28, 1998 among Best Acquisition, Inc., Alpine Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC, America's Best Inns, Inc. and the entities identified on Schedule 1 thereto. The Company agrees to furnish copies of the schedules hereto supplementally on request.

10.2 Securities Purchase Agreement dated as of April 28, 1998 by and between U.S. Franchise Systems, Inc. and Alpine Hospitality Equities LLC. The Company agrees to furnish copies of the schedules hereto supplementally on request.

10.3 Hotel Management Agreement made and entered into on April 28, 1998 by and among Alpine Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC and USFS Management, Inc.

10.4 Amended and Restated License Agreement dated April 28, 1998 by and between Best Franchising, Inc. and RSVP-BI OPCO, LLC.

10.5 Best Franchising, Inc. current form of License Agreement for Best Inns hotels.

10.6 Loan Agreement dated as of April 28, 1998 by and between U.S. Franchise Systems, Inc. and NationsBank, N.A. The Company agrees to furnish copies of the exhibits and schedules hereto supplementally to the Commission on request.

10.7 Senior Subordinated Note Purchase Agreement dated as of April 28, 1998 between Alpine Hospitality Ventures LLC and U.S. Franchise Systems, Inc. The Company agrees to furnish copies of the schedules hereto supplementally on request.

10.8 Subscription Agreement dated as of March 17, 1998 between (i) U.S. Franchise Systems, Inc., (ii) Sextant Trading LLC, and (iii) Lubert-Adler Real Estate Opportunity Fund, L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P.

27.1      Financial Data Schedule.