Form 10-Q
period 1998-06-30
US FRANCHISE SYSTEMS INC/
filed 1998-08-12
CIK 1054636

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to

                         Commission file number 0-23941

                                   -----------

                          U.S. FRANCHISE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    58-2361501
  (State or other jurisdiction of                     (I.R.S Employer
   Incorporation or Organization)                     Identification No.)
   13 Corporate Square, Suite 250                          30329
         Atlanta, Georgia                               (Zip Code)
 (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (404) 321-4045

                                   -----------

     Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     There were 17,167,194 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of August 1, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          U.S. FRANCHISE SYSTEMS, INC.

                                      INDEX


                                                                                                                            PAGE

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           Consolidated Statements of Financial Position at December 31, 1997 and June 30, 1998 (Unaudited)................   3
           Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997 (Unaudited).....   4
           Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997 (Unaudited)................   5
           Notes to Consolidated Financial Statements (Unaudited)..........................................................   6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................   8
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................................  15
PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS...............................................................................................  15
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................................  15
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................................................................  15
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................  16
ITEM 5.    OTHER INFORMATION...............................................................................................  16
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................................................  17
           SIGNATURES......................................................................................................  17
           EXHIBIT INDEX...................................................................................................  18


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                                                             JUNE 30, 1998   DECEMBER 31, 1997
                                                                                             -------------   -----------------
                   ASSETS
   CURRENT ASSETS:
         Cash and temporary cash investments........................................      $ 21,501,000     $ 15,890,000
         Accounts receivable (net of allowance for doubtful accounts of $27,000 and $17,000 as of June 30, 1998 and
           December 31, 1997, respectively).........................................         1,244,000          268,000
         Deposits...................................................................           402,000          114,000
         Prepaid expenses...........................................................           271,000          602,000
         Promissory notes receivable................................................         3,241,000          862,000
         Deferred commissions.......................................................         2,289,000        2,563,000
                                                                                       ---------------- ----------------
                         Total current assets.......................................        28,948,000       20,299,000
   PROMISSORY NOTES RECEIVABLE......................................................        19,604,000        2,869,000
   PROPERTY AND EQUIPMENT-Net.......................................................         2,718,000        5,595,000
   FRANCHISE RIGHTS-Net.............................................................        25,952,000        3,322,000
   DEFERRED COMMISSIONS.............................................................         4,803,000        3,049,000
   OTHER ASSETS-Net.................................................................         1,869,000        1,217,000
                                                                                       ---------------- ----------------
                         Total assets...............................................      $ 83,894,000     $ 36,351,000
                                                                                       ---------------- ----------------
                                                                                       ---------------- ----------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
         Accounts payable...........................................................      $  1,966,000     $  1,138,000
         Commissions payable........................................................           969,000        1,171,000
         Deferred application fees..................................................         3,530,000        4,402,000
         Accrued expenses...........................................................           880,000          990,000
         Due to Hudson Hotels Corporation...........................................           454,000          454,000
                                                                                       ---------------- ----------------
                         Total current liabilities..................................         7,799,000        8,155,000
   DEFERRED APPLICATION FEES........................................................         6,800,000        4,586,000
   SUBORDINATED DEBENTURES..........................................................                 -       19,412,000
                                                                                       ---------------- ----------------
                         Total liabilities..........................................        14,599,000       32,153,000
   REDEEMABLE STOCK:
         Common shares, par value $0.01 per share; issued and outstanding
           3,128,473 (net of 58,807 shares in Treasury) at June 30, 1998 and
           December 31, 1997 entitled to redemption under certain
           circumstances to $324,000 (net of $6,000 in Treasury) at June 30,
           1998 and December 31, 1997, respectively.................................           324,000          324,000
   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY:
         Common shares, par value $0.01 per share; authorized 30,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common
           Stock; issued and outstanding 14,038,721 Class A shares and
           2,707,919 Class B shares at June 30, 1998; issued and outstanding
           6,716,499 Class A shares and 2,707,919 Class B shares at December
           31, 1997................................................................            167,000           96,000
   Capital in excess of par........................................................         89,228,000       21,092,000
   Accumulated deficit.............................................................        (20,424,000)     (17,314,000)
                                                                                       ---------------- ----------------
                Total stockholders' equity.........................................         68,971,000        3,874,000
                                                                                       ---------------- ----------------
                                                                                       ---------------- ----------------
                                                                                          $ 83,894,000     $ 36,351,000
                                                                                       ---------------- ----------------
                                                                                       ---------------- ----------------


                      See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      THREE MONTHS       THREE MONTHS           SIX MONTHS          SIX MONTHS
                                                          ENDED              ENDED                ENDED               ENDED
                                                      JUNE 30, 1998      JUNE 30, 1997        JUNE 30, 1998       JUNE 30, 1997
                                                      -------------      -------------        -------------       -------------
   REVENUES:
     Royalty and Fee Income.......................     $ 1,778,000          $   52,000          $ 2,406,000       $    84,000
     Franchise application fees...................         903,000             305,000            1,505,000           420,000
     Other........................................         114,000              27,000              179,000            39,000
                                                   ----------------   -----------------     ----------------   ---------------
                                                         2,795,000             384,000            4,090,000           543,000
   EXPENSES:
     General and administrative...................       3,443,000           2,153,000            5,847,000         4,525,000
     Franchise sales commissions..................         516,000             165,000              829,000           237,000
     Depreciation and amortization................         393,000             135,000              603,000           268,000
                                                   ----------------   -----------------     ----------------   ---------------
                                                         4,352,000           2,453,000            7,279,000         5,030,000
                                                   ----------------   -----------------     ----------------   ---------------

   LOSS FROM OPERATIONS...........................      (1,557,000)         (2,069,000)          (3,189,000)       (4,487,000)
   OTHER INCOME (EXPENSE):
     Interest income..............................         599,000             375,000              828,000           758,000
     Interest expense.............................        (298,000)           (480,000)            (749,000)         (960,000)
                                                   ----------------   -----------------     ----------------   ---------------
   NET LOSS.......................................    $(1,256,000)         $(2,174,000)         $(3,110,000)      $(4,689,000)
                                                   ----------------   -----------------     ----------------   ---------------
                                                   ----------------   -----------------     ----------------   ---------------
   WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING..................................     17,837,891           12,580,395           15,466,070        12,580,395
                                                   ----------------   -----------------     ----------------   ---------------
                                                   ----------------   -----------------     ----------------   ---------------

   NET LOSS PER SHARE-BASIC AND DILUTED...........         $(0.07)               $(0.17)              $(0.20)           $(0.37)
                                                   ----------------   -----------------     ----------------   ---------------
                                                   ----------------   -----------------     ----------------   ---------------


                 See Notes to Consolidated Financial Statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               SIX MONTHS           SIX MONTHS
                                                                                                 ENDED                ENDED
                                                                                             JUNE 30, 1998        JUNE 30, 1997
                                                                                             -------------        -------------
   OPERATING ACTIVITIES:
      Net loss..............................................................................   $   (3,110,000)    $  (4,689,000)
       Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization.................................................          603,000           267,000
              Deferred compensation amortization............................................          129,000           145,000
       Changes in assets and liabilities:
              Increase in deposits and accounts receivable..................................       (1,264,000)          (43,000)
              (Increase)/Decrease in prepaid expenses.......................................          214,000          (217,000)
              Increase in promissory notes receivable.......................................       (4,114,000)         (442,000)
              Increase in deferred commissions..............................................       (1,480,000)       (1,095,000)
              Increase in other assets......................................................         (688,000)         (604,000)
              Increase/(Decrease) in accounts payable.......................................          828,000          (451,000)
              Decrease in accrued expenses..................................................         (110,000)           (7,000)
              Decrease in commissions payable...............................................         (202,000)          (81,000)
              Increase in deferred application fees.........................................        1,342,000         1,562,000
              Increase in subordinated debentures...........................................                -           461,000
                                                                                             ----------------- -----------------
                    Net cash used in operating activities...................................       (7,852,000)       (5,194,000)
   INVESTING ACTIVITIES:
         Acquisition of property and equipment..............................................       (3,016,000)          (62,000)
         Issuance of long-term note receivable..............................................      (15,000,000)               -
         Proceeds from short-term debt......................................................       10,000,000                -
         Repayment of short-term debt.......................................................      (10,000,000)               -
         Proceeds from sale of properties...................................................        5,752,000                -
         Acquisition of franchise rights....................................................       (2,869,000)               -
                                                                                             ----------------- -----------------
                    Net cash used in investing activities...................................      (15,133,000)          (62,000)
   FINANCING ACTIVITIES:
         Repayment of subordinated debentures...............................................      (19,412,000)               -
         Issuance of common stock...........................................................       48,008,000                -
                                                                                             ----------------- -----------------
                    Net cash provided by financing activities...............................       28,596,000                -
                                                                                             ----------------- -----------------
   NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS...........................   $    5,611,000    $    (5,256,000)
   CASH AND TEMPORARY INVESTMENTS
         Beginning of period................................................................       15,890,000         31,188,000
                                                                                             -----------------  ------------------
         End of period......................................................................   $   21,501,000    $    25,932,000
                                                                                             -----------------  ------------------
                                                                                             -----------------  ------------------
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Noncash activities:
         Issuance of 2,222,222 shares for acquisition of Hawthorn franchise rights..........   $   17,777,000    $             -
                                                                                             -----------------  ------------------
                                                                                             -----------------  ------------------
         Issuance of stock for acquisition of Best Inns and Suites franchise rights.........   $    2,293,000    $             -
                                                                                            -----------------  ------------------
                                                                                            -----------------  ------------------
         Exchange of redeemable preferred stock for subordinated debentures.................   $           -     $   18,477,000
                                                                                            -----------------  ------------------
                                                                                            -----------------  ------------------
         Portion of purchase price due to Hudson Hotels Corporation
               in future years, discounted at 10%.........................................     $           -     $      454,000
                                                                                            -----------------  ------------------
                                                                                            -----------------  ------------------

                See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997 and the current report on Form 8-K dated April 22, 1998, filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the full year.

2.  RECLASSIFICATIONS

     Certain amounts in the June 30, 1997 statement of operations have been reclassified to conform to current year classifications.

3. EARNINGS PER SHARE

     Earnings per share for the three and six months ended June 30, 1998 and three and six months ended June 30, 1997 have been calculated by dividing the loss applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding.

4. RESERVATIONS AND ADVERTISING FUNDS

     Subsequent to June 30, 1998, the Company has created independent reservations and advertising funds ("the Funds") for the purpose of collecting and disbursing reservations and advertising fees related to the Microtel and Hawthorn brands. In connection with the creation of the Funds, the Company eliminated reporting reservations and advertising fees and expenses from its consolidated financial statements for the three months ended June 30, 1998. Any differences between reservations and advertising revenues and expenses for quarterly periods prior to March 31, 1998 have been included in general and administrative expenses. The new presentation is considered preferable to prior practice giving consideration to industry trends, to providing a consistent reporting policy among its brands and in understanding the Company's operating performance. The Company will manage the reservations and advertising programs on behalf of the Funds.

5. ACQUISITION OF BEST INNS

     On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired the management contracts and certain personnel relating to the management of 29 Best Inns hotels.

     In connection with this transaction, the Company and the sellers entered into an agreement with Alpine Hospitality Ventures LLC ("Ventures") pursuant to which Ventures (through a wholly-owned subsidiary) acquired 17 Best Inns hotels (the "Acquired Hotels"). Contemporaneously with the closing of the transaction, new franchise and management agreements were entered into between the Company and Ventures with respect to the Acquired Hotels. As a result of the transaction, the Company owns the exclusive worldwide franchise rights to the Best Inns hotel brands which were recorded at $4,500,000 comprised of 150,000 shares of Class A Common Stock valued at $11.13 per share ($1,668,000 in the aggregate), and the discount to the market of $11.13 per share on 200,000 shares of Class A Common Stock sold for cash at $8.00 per share ($625,000 in the aggregate) and related expenses.

     To facilitate the transaction, the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, interest on which will be paid in cash to the extent there is available cash and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party loan in the principal amount of approximately $65 million to its subsidiary that owns the Acquired Hotels and is subordinated to such third party loan. The Company made the subordinated loan and issued the Alpine Shares (as defined below) in order to induce Ventures to purchase from the Sellers the Acquired Hotels. The Company also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances.

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

6. COMPLETION OF EQUITY OFFERING

     On May 19, 1998, the Company completed a secondary public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share (the "Equity Offering"). Net proceeds to the Company from the Equity Offering were approximately $40,800,000. As of June 30, 1998, approximately $30,100,000 of such net proceeds had been used by the Company, primarily to: (i) repay approximately $20,100,000 on the Company's 10% Subordinated Debentures due September 29, 2007, consisting of the aggregate principal amount outstanding plus interest accrued thereon to May 15, 1998, the date of repayment, and
(ii) repay approximately $10 million aggregate principal amount outstanding under a loan incurred on April 28, 1998 in connection with the Company's acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, plus interest accrued thereon to May 19, 1998, the date of repayment. The remaining proceeds of approximately $10,700,000 were held either as cash or cash equivalents and will be used for working capital and general corporate purposes.

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

      FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements NO. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

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

     The Company was formed to acquire, market and service well-positioned brands with potential for rapid unit growth through franchising. The Company's initial brands, which are in the lodging industry, were the Microtel and Hawthorn Suites brands. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. In addition, the Company recently acquired the exclusive worldwide franchise rights to the Best Inns brand, an economy and upper economy brand positioned between the budget Microtel and upscale Hawthorn Suites brands. With the acquisition of the Best Inns brand, the Company also acquired management contracts and capabilities. (See footnote 5.- Acquisition of Best Inns.)

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

     The Company expects that its future revenues will consist primarily of
(i) franchise royalty fees, (ii) franchise application fees, (iii) various management fees, and (iv) payments made by vendors who supply the Company's franchisees with various products and services. The Company recognizes franchise application fees as revenue only upon the opening of the underlying hotels.

     The Company's predecessor was incorporated in Delaware in August 1995. The Company was incorporated in Delaware on November 26, 1997 and merged with its predecessor on March 12, 1998 with the Company as the surviving corporation. The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045.

     Comparisons have been made between the three and six months ended June 30, 1998 and June 30,1997 for the purposes of the following discussion:

RESULTS OF OPERATIONS

     FRANCHISE SALES GROWTH-Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:


   MICROTEL FRANCHISE DATA                                                       AS OF JUNE 30,    AS OF JUNE 30,
                                                                                      1998              1997
                                                                                 ---------------   --------------
   Properties open (1)..........................................................        98               43
         Executed agreements & under construction(2)............................        53               25
         Executed franchise agreements but not under construction(3)............       276              220
         Accepted applications (4)..............................................        84               73
   Total under development and accepted applications (5)........................       413              318
                                                                                 ---------------   --------------
   OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS........................       511              361

-----------

(1) The Company does not receive royalties from twenty-eight hotels open as of June 30, 1998 and June 30, 1997, respectively.

(2) The Company will not receive royalties from one of the hotels under construction as of June 30, 1998.

(3) The Company will not receive royalties from four and five of the executed franchise agreements as of June 30, 1998 and June 30, 1997, respectively.

(4) The Company will not receive royalties from two of the franchise applications approved as of June 30, 1997.

(5) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

     Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:


   HAWTHORN SUITES FRANCHISE DATA                                        AS OF JUNE 30,    AS OF JUNE 30,
                                                                              1998              1997
                                                                         --------------    --------------
   Properties open (1)...................................................       34               20
         Executed agreements & under construction........................       24                5
         Executed franchise agreements but not under construction........       79               41
         Accepted applications...........................................       35               22
   Total under development and accepted applications (2).................      138               68
                                                                         --------------    --------------
   OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS.................      172               88


-----------

(1) The Company was not receiving royalties from 18 of the hotels open as of June 30, 1997. As a result of the Company acquiring the full ownership and interest to the exclusive worldwide rights to franchise and control the development and operation of the Hawthorn Suites brand of hotels on March 12, 1998 ("HSA Acquisition"), the Company now receives and retains all royalties from all hotels as of March 1998.

(2) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

Since acquiring the Best Inns brand in April 1998, the Company has realized franchise sales growth as follows:


                                                                         AS OF JUNE 30,    AS OF JUNE 30,
   BEST INNS FRANCHISE DATA                                                   1998              1997
   ------------------------                                              --------------    --------------
   Properties open ......................................................       35               --
         Executed agreements & under construction .......................        4               --
         Executed franchise agreements but not under construction........        8               --
         Accepted applications ..........................................       30               --
   Total under development and accepted applications (1) ................       42               --
                                                                         --------------    --------------
OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS ...................       77               --

-----------

(1) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.


      REVENUE-The Company has derived revenues from the following sources:


                                   THREE MONTHS ENDED     THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30, 1998          JUNE 30, 1997       JUNE 30, 1998      JUNE 30, 1997
                                     -------------          -------------       -------------      -------------
Royalty and fee income........       $1,778,000             $   52,000          $2,406,000         $   84,000
Franchise application fees....          903,000                305,000           1,505,000            420,000
Other                                   114,000                 27,000             179,000             39,000
                                        -------                 ------             -------             ------
TOTAL                                $2,795,000             $  384,000          $4,090,000         $  543,000


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Royalty and fee income increased $1,726,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to (i) the royalty fees received on the 55 Microtels and 14 Hawthorn Suites open on June 30, 1998 which were not open on June 30, 1997, (ii) the royalty fees received on the 18 Hawthorn Suites which started paying royalties to the Company in March 1998 with the completion of the HSA Acquisition, (iii) the royalty fees received on 35 Best Inns hotels in connection with the Company's acquisition of the Best Inns brands in April 1998 (see footnote 5.-Acquisition of Best Inns), (iv) Development Fund management fee revenue, and (v) management fees for the Best Inns hotels that the Company manages as a result of the Best Inns acquisition.

     Franchise application fees increased $598,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to the application fees received on the 28 Microtel and Hawthorn properties opened during the second quarter of 1998 compared to the 12 properties opened during the second quarter of 1997.

     Other income increased $87,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period. The majority of the increase is attributable to the incremental fees received from the National Accounts program for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
     Royalty and fee income increased $2,322,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to (i) the royalty fees received on the 55 Microtels and 14 Hawthorn Suites open on June 30, 1998 which were not open on June 30, 1997, (ii) the royalty fees received on the 18 Hawthorn Suites which started paying royalties to the Company in March 1998 with the completion of the HSA Acquisition, (iii) the royalty fees received on 35 Best Inns hotels in connection with the Company's acquisition of the Best Inns brands in April 1998 (see footnote 5.-Acquisition of Best Inns), (iv) Development Fund management fee revenue, and (v) management fees for the Best Inns hotels that the Company manages as a result of the Best Inns acquisition.

     Franchise application fees increased $1,085,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to the application fees received on the 42 Microtel and Hawthorn properties opened during the first two quarters of 1998 compared to the 16 properties opened during the first two quarters of 1997.

     Other income increased $140,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period. The majority of the increase is attributable to the incremental fees received from the National Accounts program for the six months ended June 30, 1998.


                  EXPENSES-The Company's expenses were as summarized below:


                                           THREE MONTHS ENDED      THREE MONTHS ENDED    SIX MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30, 1998           JUNE 30, 1997        JUNE 30, 1998         JUNE 30, 1997
                                              -------------           -------------        -------------         -------------
General and administrative.............        $3,443,000              $2,153,000           $5,847,000            44,525,000
Franchise sales commissions............           516,000                 165,000              829,000               237,000
Depreciation and amortization..........           393,000                 135,000              603,000               268,000
                                                  -------                 -------              -------               -------
TOTAL..................................        $4,352,000              $2,453,000           $7,279,000            $5,030,000


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
     Franchise sales commissions increased $351,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period because commissions were expensed for the 28 hotels which opened during the second quarter of 1998 compared to 12 hotels which opened during the second quarter of 1997.

     General and administrative expenses increased $1,290,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period primarily due to additional salaries, wages and benefits, and general office and travel expenses in connection with the acquisition of the Best Inns brand and the related management contracts.

     Depreciation and amortization expense primarily includes amortization for the cost of acquiring the Microtel, Hawthorn Suites and Best Inns hotel brands and depreciation of fixed assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
     Franchise sales commissions increased $592,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period because commissions were expensed for the 42 hotels which opened during the first two quarters of 1998 compared to 16 hotels which opened during the first two quarters of 1997.

     General and administrative expenses increased $1,322,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period primarily due to additional salaries, wages and benefits, and general office and travel expenses in connection with the acquisition of the Best Inns brand and the related management contracts.

     Depreciation and amortization expense primarily includes amortization for the cost of acquiring the Microtel, Hawthorn Suites and Best Inns hotel brands and depreciation of fixed assets.

OTHER INCOME (EXPENSES)

                                             THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1998        JUNE 30, 1997        JUNE 30, 1998      JUNE 30, 1997
                                               -------------        -------------        -------------      -------------

Interest income............................      $  599,000           $  375,000           $  828,000         $  758,000
Interest expense...........................      $  298,000           $  480,000           $  749,000         $  960,000

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Interest income, resulting from investments in cash and marketable securities, increased $224,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period.

     Interest expense decreased $182,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period. The decrease is a result of repayment of the Company's 10% Subordinated Debentures during the second quarter 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
     Interest income, resulting from investments in cash and marketable securities, increased $70,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period.

     Interest expense decreased $211,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period. The decrease is a result of repayment of the Company's 10% Subordinated Debentures during the second quarter 1998.

NET LOSS-A summary of operating results is as follows:

                                      THREE MONTHS ENDED      THREE MONTHS ENDED    SIX MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30, 1998           JUNE 30, 1997        JUNE 30, 1998         JUNE 30, 1997
                                        -------------           -------------        -------------         -------------

Net Loss............................     $1,256,000              $2,174,000           $3,110,000            $4,689,000

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
     The Company's net loss decreased $918,000 for the three months ended June 30, 1998 as compared to the comparable prior year's period. Revenues increased $2,411,000 and were offset by an increase in operating expenses of $1,899,000. The Company did not expect to generate a profit in the second quarter of 1997 or 1998 as it was investing in its infrastructure to facilitate future growth. Total hotels open plus under development and accepted applications increased from 449 to 760 from June 30, 1997 to June 30, 1998. A total of 139 of the 167 hotels open as of June 30, 1998 were paying royalties to the Company compared to only 17 of the 63 properties open as of June 30, 1997. The Company continues to focus on building its future royalty stream.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
     The Company's net loss decreased $1,579,000 for the six months ended June 30, 1998 as compared to the comparable prior year's period. Revenues increased $3,547,000 and was offset by an increase in operating expenses of $2,249,000. The Company did not expect to generate a profit in the first two quarters of 1997 or 1998 as it was investing in its infrastructure to facilitate future growth. Total hotels open plus under development and accepted applications increased from 449 to 760 from June 30, 1997 to June 30, 1998. A total of 139 of the 167 hotels open as of June 30, 1998 were paying royalties to the Company compared to only 17 of the 63 properties open as of June 30, 1997. The Company continues to focus on building its future royalty stream.


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

     On October 24, 1996, the Company completed a public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Initial Offering"). Net proceeds to the Company from the Initial Offering were approximately $21,390,000. As of June 30, 1998 approximately all of such proceeds had been used by the Company (details of the use of proceeds are noted in Part II. Item 2. Changes in Securities and Use of Proceeds).

     In connection with the establishment of Constellation Development Fund, LLC ("the Development Fund") on March 17, 1998, the Company has committed to lend up to $10 million to Constellation Equity Corp. ("Constellation"), which will use the funds to make a subordinated equity investment in the Development Fund. As of June 30, 1998, the Company has lent $1,068,000 to Constellation. The Company's loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. In addition, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar Capital Partners LLC (together with its affiliates, "NorthStar")and Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") for a purchase price of $11.25 per share totaling $5.625 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable as funds are committed by the Development Fund, at a price of $11.25 per share. The Company will also be paid $3.5 million over the next five years to manage the Development Fund.

     On April 28, 1998 in connection with the Best Inns acquisition, the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, (interest on which will be paid in cash to the extent there is available cash and otherwise will be paid-in-kind) and issued to Alpine Equities 350,000 shares of Class A Common Stock for a purchase price of $1.6 million. (See footnote 5. Acquisition of Best Inns.) The Company used the proceeds of a $10.0 million loan from NationsBank N.A., the $1.6 million it received from the sale to Alpine Equities of 350,000 shares of Class A Common Stock, and

$3.4 million of its own cash to make the $15 million loan to Ventures. In addition, the Company used its own cash to pay the expenses incurred in connection with these transactions.

     On May 19, 1998, the Company completed a secondary public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share (the "Equity Offering"). Net proceeds to the Company from the Equity Offering were approximately $40,800,000. As of June 30, 1998, approximately $30,100,000 of such net proceeds had been used by the Company, primarily to: (i) repay approximately $20,100,000 on the Company's 10% Subordinated Debentures due September 29, 2007, consisting of the aggregate principal amount outstanding plus interest accrued thereon to May 15, 1998, the date of repayment, and
(ii) repay approximately $10 million aggregate principal amount outstanding under a loan incurred on April 28, 1998 in connection with the Company's acquisition of the Best Inns brands, plus interest accrued thereon to May 19, 1998, the date of repayment. The remaining proceeds of approximately $10,700,000 were held either as cash or cash equivalents and will be used for working capital and general corporate purposes.

     Cash and cash equivalents were $21,501,000 as of June 30, 1998. In Management's opinion, based on the Company's current operations, the Company's capital resources are sufficient to fund operations for the next twelve months.

     The Company expects to satisfy its cash requirements during the next twelve months, including those arising as a result of the Best Inns acquisition and its commitments to the Development Fund, with its cash and cash equivalents. The Company has no outstanding lines of credit in place.

     For the six months ended June 30, 1998, the Company had a net loss of $3,110,000. Net cash used in operating activities was $7,852,000 and the primary operating activity was an increase in promissory notes receivable related to the application fees on executed franchise agreements. For the six months ended June 30, 1998 net cash used in investing activities was $15,133,000. Such investments were primarily a result of (i) the $15 million loan to Ventures in connection with the Best Inns acquisition, (ii) repayment of the $10 million loan from NationsBank in connection with the Best Inns acquisition, (iii) the capitalization of costs incurred in the acquisition of the Hawthorn and Best Inns brands, and (iv) expenditures related to the construction of hotels, the acquisition of additional office furniture and equipment, and the purchase of a national reservation system. Such expenditures were substantially offset by proceeds from the sale of the two properties built by the Company and the $10 million NationsBank loan received in connection with the Best Inns acquisition. For the six months ended June 30, 1998, such operating and investing uses of cash were funded by net cash provided by financing activities of $28,596,000. The primary financing activities included a secondary public offering of 4,250,000 shares of Class A Common Stock, issuance of 350,000 shares of Class A Common Stock in connection with the Best Inns Acquisition, and 500,000 shares of Class A Common Stock issued in connection with the establishment of the Development Fund during the period. The cash received from these financing activities was partially offset by repayment of the Company's 10% Subordinated Debentures.

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

     Net proceeds to the Company from the Initial Offering were approximately $21,390,000. As of June 30, 1998, all of the proceeds have been invested as follows (amounts are estimated):

  Proceeds Spent:
      Microtel Acquisition.........................................          $   500,000
      US Funding Corp. Program.....................................              433,000
      Interest on Subordinated Debentures..........................              935,000
      Building of Hotel Properties.................................            6,605,000
      Loans to Franchisees.........................................            4,001,000
      Acquisition of Other Brands..................................            3,092,000
      Reservations System for Microtel.............................              863,000
      General Working Capital, net of interest.....................            4,961,000
                                                                       ------------------
Total Proceeds.....................................................          $21,390,000
                                                                       ------------------
                                                                       ------------------

    RECENT SALE OF UNREGISTERED SECURITIES.

     In connection with the Best Inns acquisition, the Company issued to Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate of Ventures, 350,000 shares (the "Alpine Shares") of Class A Common Stock for a purchase price of $1,668,000. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by Messrs. Leven and Aronson.

      The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offer and sale in the above transaction was made without any public solicitation, the certificates bear a restrictive legend and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriters were involved in the transactions and no commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual meeting of the stockholders (the "Stockholders") of U.S. Franchise Systems, Inc. was held on Friday June 26, 1998 at 4:00 p.m., at the Company's offices, 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

Three matters were submitted to the Stockholders:

     (1) To elect ten (10) directors to constitute the Board of Directors, to serve for a term of one year and until their successors are elected and qualified;

     (2) To approve an amendment to the Company's Amended and Restated 1996 Stock Option Plan to increase the number of shares of Class A Common Stock available for grant thereunder from 325,000 to 725,000;


     (3) To approve the award of performance-based options to purchase an aggregate of 26,886 shares of Class A Common Stock to Steven Romaniello, the Company's Executive Vice President-Franchise Sales and Development and a Director.

     The three proposals that came before the meeting were passed by the Stockholders. The tally of the votes was as follows:

Tally of Votes of Annual Meeting of Stockholders of U.S. Franchise Systems, Inc.
                              Held on June 26, 1998

SUBJECT OF VOTE                     # FOR             % FOR*   # AGAINST    % AGAINST*   # ABSTAIN    %ABS.
-----------------------------------------------------------------------------------------------------------
(1) Directors:
     Michael A. Leven                 36,566,889     99.98%       6,700      0.02%         0        0.00%
     Neal K. Aronson                  36,567,089     99.98%       6,500      0.02%         0        0.00%
     Steven Romaniello                36,567,089     99.98%       6,500      0.02%         0        0.00%
     Dean S. Adler                    36,567,089     99.98%       6,500      0.02%         0        0.00%
     Irwin Chafetz                    36,567,089     99.98%       6,500      0.02%         0        0.00%
     Douglas Geoga                    36,567,089     99.98%       7,500      0.02%         0        0.00%
     Richard D. Goldstein             36,567,089     99.98%       6,500      0.02%         0        0.00%
     David Hamamoto                   36,567,089     99.98%       6,500      0.02%         0        0.00%
     Jeffrey Sonnenfeld               36,561,889     99.97%      11,700      0.03%         0        0.00%
     Barry Sternlicht                 36,567,089     99.98%       6,500      0.02%         0        0.00%
(2)   Option Plan
       Amendment                      36,431,114     99.72%      103,715     0.28%        2,030     0.00%
(3)   Performance-Based Options
        to S. Romaniello              36,492,843     99.82%       67,156     0.18%       13,590     0.00%

     The total number of votes held by the shareholders of the Company as of May 15, 1998, the record date for the June 26, 1998 Annual meeting, was 39,996,384.

     *Percentage of votes for or against each subject matter is calculated using total votes received for each subject matter. For the election of all the Directors, except Douglas Geoga, total votes received were 36,573,589. For the election of Director Douglas Geoga, total votes received were 36,574,589. Total votes received for the Option Plan Amendment and the Performance-Based Options to Steven Romaniello were 36,534,826 and 36,559,999, respectively.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS:

        EXHIBIT
        NUMBER           DESCRIPTION
        ------           -----------
         27.1            Financial Data Schedule.

     b)   REPORTS ON FORM 8-K

     During the second quarter ended June 30, 1998, the Company filed the following report on Form 8-K: Current Report on Form 8-K dated April 22 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.

By  /s/ Michael A. Leven                 By  /s/ Neal K. Aronson
   ---------------------------------        ----------------------------------
            Michael A. Leven                           Neal K. Aronson
    CHAIRMAN OF THE BOARD, PRESIDENT        EXECUTIVE VICE PRESIDENT AND CHIEF
       AND CHIEF EXECUTIVE OFFICER                   FINANCIAL OFFICER

Dated: August 10, 1998


        EXHIBIT
        NUMBER           DESCRIPTION
        ------           -----------
         27.1            Financial Data Schedule.

18