Form 10-Q
period 1998-09-30
US FRANCHISE SYSTEMS INC/
filed 1998-11-13
CIK 1054636

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

    (MARK ONE)

    /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                     ------------      -------------------

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

                                   -----------

     Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     There were 17,167,194 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of October 1, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                    U.S. FRANCHISE SYSTEMS, INC.

                                                                INDEX

                                                                                                                         Page
                                                                                                                         ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Statements of Financial Position at December 31, 1997 and September 30, 1998 (Unaudited)........    3
          Consolidated Statements of Operations for the three, and nine months ended September 30, 1998 and 1997
          (Unaudited)..................................................................................................    4
          Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997 (Unaudited).......    5
          Notes to Consolidated Financial Statements (Unaudited).......................................................    6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................    8
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................   15
PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS............................................................................................   15
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................   16
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..............................................................................   16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................   16
ITEM 5.   OTHER INFORMATION............................................................................................   16
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................................................   16
          SIGNATURES...................................................................................................   16
          EXHIBIT INDEX................................................................................................   17


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                                             September 30,      December 31,
                                                                                                  1998               1997
                                                                                             ------------      ------------
           ASSETS
CURRENT ASSETS:
   Cash and temporary cash investments .................................................     $ 19,221,000      $ 15,890,000
   Accounts receivable (net of allowance for doubtful accounts of $42,000 and $17,000 as
      of September 30, 1998 and December 31, 1997, respectively) .......................        1,701,000           268,000
   Deposits ............................................................................          385,000           114,000
   Prepaid expenses ....................................................................          201,000           602,000
   Promissory notes receivable .........................................................        3,254,000           862,000
   Deferred commissions ................................................................        2,229,000         2,563,000
                                                                                             ------------      ------------
           Total current assets ........................................................       26,991,000        20,299,000
PROMISSORY NOTES RECEIVABLE ............................................................       20,080,000         2,869,000
PROPERTY AND EQUIPMENT-Net .............................................................        2,998,000         5,595,000
FRANCHISE RIGHTS-Net ...................................................................       25,732,000         3,322,000
DEFERRED COMMISSIONS ...................................................................        5,558,000         3,049,000
OTHER ASSETS-Net .......................................................................        2,495,000         1,217,000
                                                                                             ------------      ------------
           Total assets ................................................................     $ 83,854,000      $ 36,351,000
                                                                                             ------------      ------------
                                                                                             ------------      ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ....................................................................     $    530,000      $  1,138,000
   Commissions payable .................................................................        1,187,000         1,171,000
   Deferred application fees ...........................................................        3,640,000         4,402,000
   Accrued expenses ....................................................................          927,000           990,000
   Due to Hudson Hotels Corporation ....................................................          454,000           454,000
                                                                                             ------------      ------------
           Total current liabilities ...................................................        6,738,000         8,155,000
DEFERRED APPLICATION FEES ..............................................................        7,618,000         4,586,000
SUBORDINATED DEBENTURES ................................................................             --          19,412,000
                                                                                             ------------      ------------
           Total liabilities ...........................................................       14,356,000        32,153,000
REDEEMABLE STOCK:
   Common shares, par value $0.01 per share; issued and outstanding 3,128,473
      (net of 58,807 shares in Treasury) at September 30, 1998 and December
      31, 1997 entitled to redemption under certain circumstances to $324,000
      (net of $6,000 in Treasury) at September 30, 1998 and December 31, 1997,
      respectively .....................................................................          324,000           324,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common shares, par value $0.01 per share; authorized 30,000,000 shares of
      Class A Common Stock and 5,000,000 shares of Class B Common Stock;
      issued and outstanding 14,038,721 Class A shares and 2,707,919 Class B shares at September 30, 1998; issued and outstanding 6,716,499 Class A
      shares and 2,707,919 Class B shares at December 31, 1997..........................          167,000            96,000
Capital in excess of par ...............................................................       89,322,000        21,092,000
Accumulated deficit ....................................................................      (20,315,000)      (17,314,000)
                                                                                             ------------      ------------
           Total stockholders' equity ..................................................       69,174,000         3,874,000
                                                                                             ------------      ------------
                                                                                             $ 83,854,000      $ 36,351,000
                                                                                             ------------      ------------
                                                                                             ------------      ------------

                See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three Months         Three Months         Nine months          Nine months
                                                     Ended                Ended                Ended                Ended
                                               September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                               ------------------   ------------------   ------------------   ------------------
REVENUES:
  Royalty and fee income ....................        $  2,326,000         $     94,000         $  4,732,000         $    177,000
   Franchise application fees ...............             973,000              443,000            2,478,000              863,000
   Other ....................................              55,000               53,000              234,000               92,000
                                                     ------------         ------------         ------------         ------------
                                                        3,354,000              590,000            7,444,000            1,132,000
EXPENSES:
  General and administrative ................           2,855,000            2,217,000            8,702,000            6,742,000
  Franchise sales commissions ...............             799,000              259,000            1,628,000              496,000
  Depreciation and amortization .............             415,000              142,000            1,018,000              409,000
  Interest income ...........................            (836,000)            (339,000)          (1,664,000)          (1,097,000)
  Interest expense ..........................              12,000              492,000              761,000            1,452,000
                                                     ------------         ------------         ------------         ------------
                                                        3,245,000            2,771,000           10,445,000            8,002,000
                                                     ------------         ------------         ------------         ------------

                                                     ------------         ------------         ------------         ------------
Net Income (Loss) ...........................        $    109,000         $ (2,181,000)        $ (3,001,000)        $ (6,870,000)
                                                     ------------         ------------         ------------         ------------
                                                     ------------         ------------         ------------         ------------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING..................................          19,875,113           12,541,405           16,935,751           12,567,398
                                                     ------------         ------------         ------------         ------------
                                                     ------------         ------------         ------------         ------------

NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED        $       0.01         $      (0.17)        $      (0.18)        $      (0.55)
                                                     ------------         ------------         ------------         ------------
                                                     ------------         ------------         ------------         ------------




                 See Notes to Consolidated Financial Statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     Nine Months             Nine Months
                                                                                        Ended                  Ended
                                                                                  September 30, 1998     September 30, 1997
                                                                                  ------------------     ------------------
OPERATING ACTIVITIES:
   Net loss .................................................................        $ (3,001,000)        $ (6,870,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................           1,018,000              409,000
      Deferred compensation amortization ....................................             223,000              218,000
  Changes in assets and liabilities:
      Increase in deposits and accounts receivable ..........................          (1,704,000)             (94,000)
      Decrease/Increase in prepaid expenses .................................             226,000             (210,000)
      Increase in promissory notes receivable ...............................          (4,603,000)          (1,739,000)
      Increase in deferred commissions ......................................          (2,175,000)          (1,849,000)
      Increase in other assets ..............................................          (1,339,000)          (1,755,000)
      Decrease in accounts payable ..........................................            (608,000)            (463,000)
      Decrease/Increase in accrued expenses .................................             (63,000)             282,000
      Increase in commissions payable .......................................              16,000              185,000
      Increase in deferred application fees .................................           2,270,000            2,365,000
      Increase in subordinated debentures ...................................             364,000              698,000
                                                                                     ------------         ------------
        Net cash used in operating activities ...............................          (9,376,000)          (8,823,000)
INVESTING ACTIVITIES:
   Acquisition of property and equipment ....................................          (3,400,000)            (621,000)
   Increase in long-term notes receivable ...................................         (15,000,000)
   Proceeds from short-term debt ............................................          10,000,000
   Repayment of short-term debt .............................................         (10,000,000)
   Proceeds from sale of properties .........................................           5,752,000
   Acquisition of franchise rights ..........................................          (2,877,000)                --
                                                                                     ------------         ------------
        Net cash used in investing activities ...............................         (15,525,000)            (621,000)
FINANCING ACTIVITIES:
   Repayment of subordinated debentures .....................................         (19,776,000)                --
   Issuance of common stock .................................................          48,008,000                 --
                                                                                     ------------         ------------

  Treasury Stock ............................................................                                   (4,000)
                                                                                     ------------         ------------
        Net cash provided by financing activities ...........................          28,232,000               (4,000)
                                                                                     ------------         ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS...............        $  3,331,000         $ (9,448,000)
CASH AND TEMPORARY INVESTMENTS
   Beginning of period ......................................................          15,890,000           31,188,000
                                                                                     ------------         ------------
   End of period ............................................................        $ 19,221,000         $ 21,740,000
                                                                                     ------------         ------------
                                                                                     ------------         ------------

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Noncash activities:
     Issuance of 2,222,222 shares for acquisition of Hawthorn franchise
        rights .............................................................        $  17,777,000        $      --
                                                                                     ------------         ------------
                                                                                     ------------         ------------
     Issuance of stock for acquisition of Best Inns and Suites franchise
        rights ............................................................         $   2,293,000        $      --
                                                                                     ------------         ------------
                                                                                     ------------         ------------
     Exchange of redeemable preferred stock for subordinated debentures ...         $        --          $  18,477,000
                                                                                     ------------         ------------
                                                                                     ------------         ------------
     Portion of purchase price due to Hudson Hotels Corporation in future
        years, discounted at 10% ...........................................        $        --          $     454,000
                                                                                     ------------         ------------
                                                                                     ------------         ------------


                 See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1997 and the Form 10-K/A dated on April 29, 1998, filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the full year.

2.   RECLASSIFICATIONS

     Certain amounts in the September 30, 1997 statement of operations have been reclassified to conform to current year classifications.

3.   EARNINGS PER SHARE

     Earnings per share for the three and nine months ended September 30, 1998 and three and nine months ended September 30, 1997 have been calculated by dividing the net income (loss) applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding.

4.   RESERVATIONS AND ADVERTISING FUNDS

     On August 7, 1998 the Company created independent reservations and advertising funds ("the Funds") for the purpose of collecting and disbursing reservations and advertising fees related to the Microtel and Hawthorn brands. In connection with the creation of the Funds, the Company eliminated reporting reservations and advertising fees and expenses from its consolidated financial statements effective April 1, 1998. Any differences between reservations and advertising revenues and expenses for quarterly periods prior to April 1, 1998 have been included in general and administrative expenses. The Company may choose to make interest bearing loans to the Funds from time to time in order to supplement reservation, advertising and promotional efforts. The new presentation is considered preferable to prior practice giving consideration to industry trends, to providing a consistent reporting policy among its brands and in understanding the Company's operating performance. The Company manages the reservations and advertising programs on behalf of the Funds.

5.   ACQUISITION OF BEST INNS

     On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired the management contracts and became the employer of certain personnel engaged in the corporate management of 29 Best Inns hotels.

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

     Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner Alpine Equity Partners LP, the entity that indirectly owns and controls a majority of Alpine Equities and Ventures.

6.   COMPLETION OF EQUITY OFFERING

     On May 19, 1998, the Company completed a secondary public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share (the "Equity Offering"). Net proceeds to the Company from the Equity Offering were approximately $40,800,000. As of September 30, 1998, approximately $30,100,000 of such net proceeds had been used by the Company, primarily to: (i) repay approximately $20,100,000 on the Company's 10% Subordinated Debentures due September 29, 2007, consisting of the aggregate principal amount outstanding plus interest accrued thereon to May 15, 1998, the date of repayment, and (ii) repay approximately $10 million aggregate principal amount outstanding under a loan incurred on April 28, 1998 in connection with the Company's acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, plus interest accrued thereon to May 19, 1998, the date of repayment. The remaining proceeds of approximately $10,700,000 were held either as cash or cash equivalents and will be used for working capital and general corporate purposes.

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

     Comparisons have been made between the three and nine months ended September 30, 1998 and September 30,1997 for the purposes of the following discussion:

Results of Operations

     FRANCHISE SALES GROWTH-Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:


 Microtel Franchise Data                                     As of September      As of September
 -----------------------                                         30, 1998             30, 1997
                                                             ----------------     ----------------
Properties open (1) ..........................................        110                58
   Executed agreements & under construction ..................         59                40
   Executed franchise agreements but not under construction(2)        267               224
   Accepted applications .....................................         79                92
Total under development and accepted applications (3) ........        405               356
                                                                      ---               ---
OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS ........        515               414


-----------

(1) The Company does not receive royalties from 29 and 28 hotels open as of September 30, 1998 and September 30, 1997, respectively.
(2) The Company will not receive royalties from 5 of the executed franchise agreements not under construction as of September 30, 1997.
(3) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

     Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:


  Hawthorn Suites Franchise Data                                   As of September   As of September
  ------------------------------                                       30, 1998          30, 1997
                                                                   ---------------   ----------------
Properties open (1) .......................................               44               22
   Executed agreements & under construction ...............               26                9
   Executed franchise agreements but not under construction               85               51
   Accepted applications ..................................               66               23
Total under development and accepted applications (2) .....              177               83
                                                                         ---              ---
OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS .....              221              105

-----------

(1) The Company was not receiving royalties from 18 of the hotels open as of September 30, 1997. As a result of the Company acquiring the full ownership and interest to the exclusive worldwide rights to franchise and control the development and operation of the Hawthorn Suites brand of hotels on March 12, 1998 ("HSA Acquisition"), the Company now receives and retains royalties from 43 of the 44 open hotels as of September 30, 1998.

(2) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

Since acquiring the Best Inns brand in April 1998, the Company has realized franchise sales growth as follows:


                                                                                        As of September      As of September
Best Inns Franchise Data                                                                   30, 1998             30, 1997
------------------------                                                               -------------------  -------------------
Properties open.......................................................................         45                     -
     Executed agreements & under construction.........................................          9                   -
     Executed franchise agreements but not under construction.........................         11                   -
     Accepted applications............................................................        101                   -
  Total under development and accepted applications (1)...............................        121                   -
                                                                                       -------------------  -------------------
  OPEN PLUS UNDER DEVELOPMENT AND ACCEPTED APPLICATIONS...............................        166                   -

-----------

(1) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.


     REVENUE-The Company has derived revenues from the following sources:


                                 Three Months      Three Months     Nine months        Nine months
                                    Ended            Ended             Ended               Ended
                                 September 30,     September 30,    September 30,      September 30,
                                     1998              1997            1998                1997
                                 ------------      ------------     ------------       -------------
Royalty and fee income ...        $2,326,000        $   94,000        $4,732,000        $  177,000
Franchise application fees           973,000           443,000         2,478,000           863,000
Other ....................            55,000            53,000           234,000            92,000
                                  ----------        ----------        ----------        ----------
TOTAL ....................        $3,354,000        $  590,000        $7,444,000         1,132,000


Three months ended September 30, 1998 compared to three months ended September 30, 1997

     Royalty and fee income increased $2,232,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to (i) the royalty fees received on the 52 Microtels and 22 Hawthorn Suites open on September 30, 1998 which were not open on September 30, 1997, (ii) the royalty fees received on the 18 Hawthorn Suites which started paying royalties to the Company in March 1998 with the completion of the HSA Acquisition, (iii) the royalty fees received on 45 Best Inns hotels that were open as of September 30, 1998 in connection with the Company's acquisition of the Best Inns brands in April 1998 (see footnote 5.-Acquisition of Best Inns), (iv) Development Fund management fee revenue, and (v) management fees for the hotels that the Company manages as a result of the Best Inns acquisition.

     Franchise application fees increased $530,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to the application fees received on 32 Microtel, Hawthorn Suites and Best Inns properties opened during the third quarter of 1998 compared to the application fees received on 18 properties opened during the third quarter of 1997.

     Other income increased $2,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     Royalty and fee income increased $4,555,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to (i) the royalty fees received on the 52 Microtels and 22 Hawthorn Suites open on September 30, 1998 which were not open on September 30, 1997, (ii) the royalty fees received on the 18 Hawthorn Suites which started paying royalties to the Company in March 1998 with the completion of the HSA Acquisition, (iii) the royalty fees received on 45 Best Inns hotels in connection with the Company's acquisition of the Best Inns brands in April 1998 (see footnote 5.-Acquisition of Best Inns), (iv) Development Fund management fee revenue, and (v) management fees for the hotels that the Company manages as a result of the Best Inns acquisition.

     Franchise application fees increased $1,615,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period. The increase is primarily attributable to the application fees received on the 75 Microtel, Hawthorn Suites and Best Inns properties opened during the first three quarters of 1998 compared to the 34 properties opened during the first three quarters of 1997.

     Other income increased $142,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period. The majority of the increase is attributable to the incremental fees received from the National Accounts program for the nine months ended September 30, 1998.

     EXPENSES-The Company's expenses were as summarized below:



                                     Three Months         Three Months         Nine months         Nine months
                                        Ended                 Ended               Ended               Ended
                                     September 30,        September 30,        September 30,       September 30,
                                          1998                1997                 1998                 1997
                                     ------------         ------------         ------------         ------------
General and administrative ..        $  2,855,000         $  2,217,000         $  8,702,000            6,742,000
Franchise sales commissions .             799,000              259,000            1,628,000              496,000
Depreciation and amortization             415,000              142,000            1,018,000              409,000
Interest income .............            (836,000)            (339,000)          (1,664,000)          (1,097,000)
Interest expense ............              12,000              492,000              761,000            1,452,000
                                     ------------         ------------         ------------         ------------
TOTAL .......................        $  3,245,000         $  2,771,000         $ 10,445,000         $  8,002,000


Three months ended September 30, 1998 compared to three months ended September 30, 1997

     Franchise sales commissions increased $540,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period because commissions were expensed for the 32 hotels which opened during the third quarter of 1998 compared to the 18 hotels which opened during the third quarter of 1997.

     General and administrative expenses increased $638,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period primarily due to additional salaries, wages and benefits, and general office and travel expenses in connection with the acquisition of the Best Inns brand and the related management contracts.

     Depreciation and amortization expense primarily includes amortization for the cost of acquiring the Microtel, Hawthorn Suites and Best Inns hotel brands and depreciation of fixed assets.

     Interest income, resulting primarily from investments in cash and marketable securities, increased $497,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period.

     Interest expense decreased $480,000 for the three months ended September 30, 1998 as compared to the comparable prior year's period. The decrease is a result of repayment of the Company's 10% Subordinated Debentures during the second quarter 1998.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     Franchise sales commissions increased $1,132,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period because commissions were expensed for the 75 hotels which opened during the first three quarters of 1998 compared to 34 hotels which opened during the first three quarters of 1997.

     General and administrative expenses increased $1,960,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period primarily due to additional salaries, wages and benefits, and general office and travel expenses in connection with the acquisition of the Best Inns brand and the related management contracts.

     Depreciation and amortization expense primarily includes amortization for the cost of acquiring the Microtel, Hawthorn Suites and Best Inns hotel brands and depreciation of fixed assets.

     Interest income, resulting primarily from investments in cash and marketable securities, increased $567,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period.

     Interest expense decreased $691,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period. The decrease is a result of repayment of the Company's 10% Subordinated Debentures during the second quarter 1998.


NET INCOME (LOSS)-A summary of operating results is as follows:



                         Three Months    Three Months        Nine Months         Nine Months
                            Ended          Ended               Ended                Ended
                        September 30,    September 30,      September 30,       September 30,
                            1998            1997                1998                1997
                         -----------     -----------         -----------         -----------
Net Income (Loss)        $   109,000     $(2,181,000)        $(3,001,000)        $(6,870,000)


Three months Ended September 30, 1998 compared to three months ended September 30, 1997

     The Company reported net income of $109,000 for the three months ended September 30, 1998 compared with a loss of $2,181,000 for the three months ended September 30, 1997. Revenues increased $2,764,000 and were offset by an increase in operating expenses of $474,000. Total hotels open plus under development and accepted applications increased from 519 to 902 from September 30, 1997 to September 30, 1998. A total of 169 of the 199 hotels open as of September 30, 1998 were paying royalties to the Company compared to only 34 of the 80 properties open as of September 30, 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     The Company's net loss decreased $3,869,000 for the nine months ended September 30, 1998 as compared to the comparable prior year's period. Revenues increased $6,312,000 and was offset by an increase in operating expenses of $2,443,000. The Company did not expect to generate a profit for the nine months ended September 30, 1998 or 1997 as it was investing in its infrastructure to facilitate future growth. Total hotels open plus under development and accepted applications increased from 519 to 902 from September 30, 1997 to September 30, 1998. A total of 169 of the 199 hotels open as of September 30, 1998 were paying royalties to the Company compared to only 34 of the 80 properties open as of September 30, 1997.


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

     On October 24, 1996, the Company completed a public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Initial Offering"). Net proceeds to the Company from the Initial Offering were approximately $21,390,000. As of September 30, 1998 approximately all of such proceeds had been used by the Company.

     In connection with the establishment of Constellation Development Fund, LLC ("the Development Fund") on March 17, 1998, the Company has committed to lend up to $10 million to Constellation Equity Corp. ("Constellation"), which will use the funds to make a subordinated equity investment in the Development Fund. As of September 30, 1998, the Company has lent $1,565,000 to Constellation. The Company's loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. In addition, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar Capital Partners LLC (together with its affiliates, "NorthStar")and Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") for a purchase price of $11.25 per share totaling $5.625 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable as funds are committed by the Development Fund, at a price of $11.25 per share. The Company will also be paid $3.5 million over the next five years to manage the Development Fund.

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

     On May 19, 1998, the Company completed a secondary public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share (the "Equity Offering"). Net proceeds to the Company from the Equity Offering were approximately $40,800,000. As of September 30, 1998, approximately $30,100,000 of such net proceeds had been used by the Company, primarily to: (i) repay approximately $20,100,000 on the Company's 10% Subordinated Debentures due September 29, 2007, consisting of the aggregate principal amount outstanding plus interest accrued thereon to May 15, 1998, the date of repayment, and (ii) repay approximately $10 million aggregate principal amount outstanding under a loan incurred on April 28, 1998 in connection with the Company's acquisition of the Best Inns brands, plus interest accrued thereon to May 19, 1998, the date of repayment. The remaining proceeds of approximately $10,700,000 were held either as cash or cash equivalents and will be used for working capital and general corporate purposes.

     Cash and cash equivalents were $19,221,000 as of September 30, 1998. In Management's opinion, based on the Company's current operations, the Company's capital resources are sufficient to fund operations for the next twelve months.

     The Company expects to satisfy its cash requirements during the next twelve months with its cash and cash equivalents. The Company has no outstanding lines of credit in place.

     For the nine months ended September 30, 1998, the Company had a net loss of $3,001,000. Net cash used in operating activities was $9,376,000 and the primary operating adjustment to the net loss was an increase in promissory notes receivable related to the application fees on executed franchise agreements. For the nine months ended September 30, 1998 net cash used in investing activities was $15,525,000. Such investments were primarily a result of (i) the $15 million loan to Ventures in connection with the Best Inns acquisition, (ii) repayment of the $10 million loan from NationsBank in connection with the Best Inns acquisition, (iii) the capitalization of costs incurred in the acquisition of the Hawthorn and Best Inns brands, and (iv) expenditures related to the construction of hotels, the acquisition of additional office furniture and equipment, and the purchase of a national reservation system. Such expenditures were substantially offset by proceeds from the sale of the two properties built by the Company and the $10 million NationsBank loan received in connection with the Best Inns acquisition. For the nine months ended September 30, 1998, such operating and investing uses of cash were funded by net cash provided by financing activities of $28,232,000. The primary financing activities included a secondary public offering of 4,250,000 shares of Class A Common Stock, issuance of 350,000 shares of Class A Common Stock in connection with the Best Inns Acquisition, and 500,000 shares of Class A Common Stock issued in connection with the establishment of the Development Fund during the period. The cash received from these financing activities was partially offset by repayment of the Company's 10% Subordinated Debentures.

Year 2000 Computer Matter

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or customer reservations or engage in similar normal business activities.

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its computer systems. Management expects that costs incurred in connection with the Year 2000 Issue, including, but not limited to all costs of ensuring Year 2000 compliance for the financial system software at both its Atlanta, Georgia headquarters and the Marion, Illinois offices of its wholly owned management company subsidiary, USFS Management, Inc., should not exceed $200,000, and in any event, does not expect such costs to have a material adverse impact on the results of operations during any quarterly or annual reporting period. In addition, management is currently in the process of converting the reservation systems that it acquired in April 1998 as part of the Best Inns Acquisition. USFS anticipates that it will cease having any dependency on the acquired systems of USFS Management, Inc. by May 1, 1999. Finally, management has determined that the computer systems at certain hotel properties managed by USFS Management, Inc. are not currently Year 2000 compliant. Management expects to achieve compliance at its managed properties by July 1, 1999.

     The Company is in the process of communicating with its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations.

     The Company will utilize both external and internal resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 projects by July 1, 1999, which is prior to any material adverse impact on its operating systems.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Item 2. Recent Sale of Unregistered Securities

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits:


  Exhibit   Description
  Number    ------------
  -------

   27.1     Financial Data Schedule.



     b)   Reports on Form 8-K

          During the third quarter ended September 30, 1998, the Company did not file a report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.


                                          By
By   /s/                                      /s/
         -----------------------                  ------------------------
             Michael A. Leven                         Neal K. Aronson
     Chairman of the Board, President        Executive Vice President and Chief
       and Chief Executive Officer                   Financial Officer

Dated: November    , 1998
               ----

                                  EXHIBIT INDEX



  Exhibit   Description
  Number    ------------
  -------
       27.1 Financial Data Schedule.






17