Form 10-K
period 1998-12-31
US FRANCHISE SYSTEMS INC/
filed 1999-03-31
CIK 1054636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                         OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM ________TO__________

                         COMMISSION FILE NUMBER 0-23941

                          U.S. FRANCHISE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       DELAWARE                                   58-2361501
            (State or other jurisdiction of           (I.R.S. Employer Identification No.)
            Incorporation or Organization)

            13 CORPORATE SQUARE, SUITE 250
                   ATLANTA, GEORGIA                                 30329
       (Address of Principal Executive Offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 321-4045

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      Class A Common Stock, $0.01 par value
                               TITLE OF EACH CLASS

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the outstanding shares of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was approximately $143,500,000 as of March 12, 1999. There were 17,167,194 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 27, 1999 are incorporated by reference in response to Part III of this Report.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


   Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. (the "Company" or "USFS") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

ITEM 1.  BUSINESS.

   USFS was formed in August 1995 to acquire, market and service well-positioned brands with potential for rapid unit growth primarily through franchising. The Company's three brands, which are in the lodging industry, are Microtel Inn & Suites, Hawthorn Suites and Best Inns & Suites. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. Since it began selling franchises in January 1996, the number of USFS branded hotel properties open or in development has grown from 27 to 944 as of January 22, 1999, consisting of 229 open,

110 under construction, 404 for which franchise agreements had been executed but that were not under construction and 201 accepted applications from prospective franchisees. Based upon the Company's limited historical experience to date, there can be no assurances that hotels in development or for which applications have been accepted will result in open hotels.


   As a franchisor, the Company licenses the use of its brand names to independent hotel owners and operators (i.e., franchisees). The Company provides its franchisees with a variety of benefits and services designed to: (i) decrease development costs, (ii) shorten the time frame and reduce the complexity of the construction process and (iii) increase occupancy rates, revenues and profitability of the franchised properties. The Company offers prospective franchisees a business format, design and construction assistance (including architectural plans), quality standards, training programs, national reservations systems, national and local advertising and promotional campaigns and volume purchasing discounts.


   As discussed herein, the Company operates through five reportable segments, as follows: (i) Microtel Inns & Suites, (ii) Hawthorn Suites, (iii) Best Inns,
(iv) management company and (v) other/corporate. See Note 10 to the Company's consolidated financial statements for certain financial information relating to these segments.


   The Company was incorporated in November 1997 for purposes of acquiring the Hawthorn Suites brand. See "Acquisition of the Microtel, Hawthorn Suites and Best Inns Systems - Hawthorn Acquisition." The Company's predecessor, also known as USFS, was incorporated in Delaware in August 1995. The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045. The term "the Company" refers to USFS before the Hawthorn merger, and as the surviving corporation in the merger.


BUSINESS STRATEGY


   The Company's business strategy is to: (i) rapidly increase the number of open Microtel, Hawthorn Suites and Best Inns hotels, (ii) operate its administrative and franchisee support departments in order to maximize the operating leverage inherent in the franchising business, and (iii) acquire additional lodging or other service-oriented brands that provide attractive unit economics to franchisees and significant growth opportunities for the Company. To successfully accomplish its growth strategy, the Company supports its franchisees in their efforts to develop, acquire, open and operate hotels by assisting in the areas of public relations, construction, design, marketing, finance, national accounts purchasing and training.


THE COMPANY'S LODGING FRANCHISE SYSTEMS


     MICROTEL INN & SUITES. Microtels are distinctively styled hotels with a residential look that offer travelers an attractive and consistent appearance, clean, comfortable rooms and the safety of interior corridor room access, all for a competitive rate. Microtel typically is categorized as a budget hotel chain. Microtel's efficient architectural design minimizes construction costs and maintenance expenses through smaller room sizes, limited common areas, smaller land requirements and built-in standardized furniture, all of which enable franchisees to own and operate a Microtel at a lower cost. These lower costs may reduce a franchisee's equity investment and may broaden its debt financing alternatives, thereby expanding the appeal of the Microtel brand to prospective franchisees.


     The Company acquired the Microtel brand in October 1995, at which time there were 27 properties open or in development. Since that time, the Company has realized the following franchise sales growth:

                                                                                 AS OF DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
MICROTEL FRANCHISE DATA                                                  1998              1997             1996

-----------------------------------------------------------------------------------------------------------------------
Properties open (1)                                                      124                 64                28

  Executed agreements and under construction                              62                 52                25
  Executed franchise agreements but not under construction               276                253               168
  Accepted applications                                                  115                 77                82
                                                                         ---                ---               ---
Total in development and accepted applications (2)                       453                382               275

-----------------------------------------------------------------------------------------------------------------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                      577                446               303

-----------------------------------------------------------------------------------------------------------------------

(1) The Company does not receive royalties from 29 hotels open as of December 31, 1998.
(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

     HAWTHORN SUITES. As an upscale, extended-stay hotel, Hawthorn Suites provides the traveler with the convenience of a hotel and the amenities typically found in an apartment. Hawthorn Suites' hotel rooms contain full-service kitchens with appliances, cookware and utensils, video cassette players, modem ports, exercise facilities and valet service. Hawthorn Suites hotels also offer a hot breakfast buffet every morning and guests are invited to an evening social hour. A center courtyard, an outdoor pool, a multi-use sport court, a barbecue area and a retail store selling sundry and meal items, snacks and beverages, will also be part of newly constructed Hawthorn Suites hotels. In addition to participating in the upscale, extended-stay segment, the Company also franchises Hawthorn Suites LTD, a mid-price, all suites hotel brand that is designed to meet the needs of both extended-stay and transient guests, and Hawthorn Suites Golf Resorts, a new all suites lodging concept located on or near golf courses and targeted to travelers who want to combine golf with a meeting or conference retreat experience.


     The extended-stay segment, targeting travelers staying five or more consecutive nights, is a growing segment of the lodging industry, as travelers demand better value and environments that feel more like home. Corporate downsizing has resulted in an increased need for consultants, long-term project work and growth in corporate training programs. Moreover, with extensive corporate relocations each year, more people are away from home on longer trips. Leisure and vacation travelers are also discovering the value of extended-stay hotels. Due to the longer average stay of the extended-stay guest and lower guest turnover, operators of extended-stay hotels enjoy reduced staffing needs, both at the front desk and in housekeeping, relative to operators of transient hotels. At the same time, reduced guest turnover contributes to lower supply costs, as hotel operators are not required to replenish amenities such as soap and shampoo on a daily basis.


     Hotels that are part of the Hawthorn Suites system use the Spirit Reservation System ("Spirit"). Spirit is operated under contract with Hyatt Hotels Corporation ("Hyatt") by CSC Outsourcing, Inc. ("CSC") and Sabre Technology Solutions ("Sabre"). Spirit receives and processes calls made to a toll-free number dedicated to Hawthorn Suites. The Spirit system is directly linked by computer to all Hawthorn Suites hotels. Spirit also currently operates the reservations system for Hyatt hotels. Hyatt manages the voice and Global Distribution System ("GDS") reservation activities for both Hawthorn Suites and Hyatt through the Spirit Reservation Center located in Omaha, Nebraska. Persons calling the Hyatt toll-free number who experience a sold out Hyatt or no Hyatt in their desired market are automatically referred to the nearest Hawthorn Suites hotel. There can be no assurance that CSC and Sabre will continue to service Hawthorn Suites' future reservation needs.


     The Company acquired the right to franchise the Hawthorn brand in March 1996, at which time there were 17 properties open or in development. Since that time, the Company has realized the following franchise sales growth:

                                                                                AS OF DECEMBER 31,
                                                                                ------------------

-----------------------------------------------------------------------------------------------------------------------
HAWTHORN SUITES FRANCHISE DATA                                           1998              1997              1996*
(inception to date)
-----------------------------------------------------------------------------------------------------------------------
Properties open                                                           51                26                19

Executed agreements and under construction                                29                14                 2
Executed franchise agreements but not under construction                  96                54                17
Accepted applications                                                     78                17                14
                                                                         ---               ---               ---
Total in development and accepted applications (1)                       203                85                33
-----------------------------------------------------------------------------------------------------------------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                      254               111                52
-----------------------------------------------------------------------------------------------------------------------

*The right to franchise the Hawthorn Suites brand was acquired on March 27, 1996.
(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.


   BEST INNS. Best Inns is a mid-level economy hotel chain. Properties offer single, double, and in some cases suite accommodations with fully equipped kitchens and business services. All Best Inns properties offer free local phone calls, complimentary breakfast, cable television with one free movie and a sports channel or pay per view. Best Suites provide accommodations with separate living, dining and work areas, plus a wet bar, microwave and refrigerator, exercise room, meeting facilities and a convenience store. When the Company acquired the Best Inns brand in April 1998, it also acquired the assets of a fee-based management company. The Company now offers its hotel management expertise to franchisees of all its brands.


   The Company acquired the Best Inns brand in April 1998, at which time there were 38 properties open or in development. Since that time, the Company has realized the following franchise sales growth:

                                                                   AS OF DECEMBER 31,
                                                                   ------------------

------------------------------------------------------------------------------------
BEST INNS FRANCHISE DATA                                                1998*
(inception to date)
------------------------------------------------------------------------------------
Properties open                                                           52

  Executed agreements and under construction                              12
  Executed franchise agreements but not under construction                21
  Accepted applications                                                  142
                                                                         ---
Total in development and accepted applications (1)                       175
------------------------------------------------------------------------------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                      227
------------------------------------------------------------------------------------

*The Best Inns brand was acquired on April 28, 1998.
(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

OPERATIONS

     FRANCHISE SALES. The Company employs a national franchise sales force consisting of approximately 48 people. The primary objectives of the Company's franchise sales strategy are to identify potential franchisees and possible locations for each of the Company's brands and to create an awareness and general acceptance of its products with numerous participants in the hospitality industry, including hotel owners, lodging consultants, vendors and operators. The franchise sales force seeks to achieve these objectives through the implementation of a multi-faceted sales strategy, which includes cold calling, telemarketing, direct mail, trade advertising and public relations. The compensation program is structured so that each franchise salesperson is expected to earn at least 90% of his or her annual income in sales commissions.

   DESIGN AND CONSTRUCTION. The Company's design and construction department provides development expertise in the disciplines associated with new construction and renovation, with emphasis on low development costs, low maintenance expense, quality construction and profit maximization for its franchisees. The Company provides detailed architectural plans, CAD-CAM computer files, specifications, system standards and manuals, and makes the services of the department available to franchisees at various stages of the development process. In order to maintain product quality and brand identity, the design and construction department reviews the architectural plans of its franchisee's projects.


   QUALITY ASSURANCE. Franchise quality control is accomplished through inspections prior to a franchisee's entry into the system and on an ongoing basis. Quality assurance programs promote consistent standards throughout each of the Company's franchise systems. The Company inspects each property up to twice per year. Hotels that fail to meet certain franchise standards are notified and are generally given 30 days to either correct the conditions that led to the failure or to implement a plan to correct the failure. If they do not correct the deficiencies, the Company can terminate the license.

   MARKETING. The Company has two distinct marketing efforts. The first is intended to build awareness of USFS among franchisees and shareholders. The Company utilizes newsletters, both in print and in electronic e-mail format, direct mail and special web site pages on usfsi.com, microtelinn.com, hawthorn.com and bestinn.com, followed up with direct contact by the franchise sales organization. The second marketing initiative is the brand-building campaigns for Microtel, Best Inns and Hawthorn Suites. The 1999 marketing campaigns for the three brands consists of the following:

- TELEVISION ADVERTISING ON CNN: Microtel and Hawthorn Suites sponsor the Business Travel Update at 6:55am EST and also advertise in Business Day 6:00-6:30am EST and Headline News 6:00-7:00am PST. Best Inns advertises in similar time slots on CNNfn.
- PRINT ADVERTISING: Hawthorn advertises in BUSINESS TRAVEL NEWS, an industry trade journal that reaches corporate travel decision-makers and travel agents. Microtel and Best Inns each take half-page color ads in the RAND MCNALLY ROAD ATLAS and the AAA (TRIPLE-A) ROAD ATLAS.
- INTERNET MARKETING: The Company employs an electronic marketing specialist to update the websites for each of its brands, and to negotiate links to other high-volume traffic sites. Each site allows reservations to be booked directly via the Internet.
- DATABASE MARKETING: The three brands are building databases of guest addresses and e-mail addresses, to market directly to guests.
- DIRECTORIES: All three brands publish hotel directories twice annually. These directories are on display in each of the respective hotels as well as visitor information centers, airports and other public areas.

   CENTRAL RESERVATIONS SYSTEM. Microtel and Best Inns have built a new central reservations center in Marion, Illinois, utilizing USFS's unique FIRST reservations system, which communicates with the hotels via the Internet. Hawthorn continues to outsource its central reservations operation to SPIRIT, the reservation system used by Hyatt hotels.


   PUBLIC RELATIONS. A targeted public relations program supports marketing and franchise sales efforts by promoting awareness of the Company and its brands. The Company works closely with such lodging industry trade publications as HOTEL BUSINESS, HOTEL & MOTEL MANAGEMENT, LODGING HOSPITALITY, BUSINESS TRAVEL NEWS, and AAHOA (the magazine dedicated to Asian American hoteliers). The Company has also reached traveling consumers via THE WALL STREET JOURNAL and USA TODAY'S "Business Travel Today" column. No less important have been the Company's placements at the local level, where daily and business publications regularly report on individual property ground breaks and openings. To spearhead this effort, the Company has a public relations manager to act as the liaison with franchisees, placing local stories and planning local public relations campaigns and special events.


   TRAINING. The Company maintains training programs designed to teach its franchisees how to best utilize the Company's reservations system and marketing programs, as well as the fundamentals of hotel operations such as recruiting, housekeeping, repairs and maintenance and personnel policies. The Company also provides special on-site training upon request. In addition, each franchise sales person must complete a structured initial training program and regular retraining.

   FRANCHISE RESOURCES. The franchise resources department functions as a single point of contact for all franchisees to call for support on all issues prior to, during, and after construction. Franchise resources acts as a liaison between the franchisee and all departments of the Company.


   PURCHASING. The Company has established relationships with various vendors to make volume purchasing discounts for certain products, services, furnishings and equipment available to its franchisees. In certain cases, the Company receives payments from the vendors as well.


FRANCHISE AGREEMENTS


     The Company's franchise agreements grant hotel owners the right to utilize one of the brand names associated with the Microtel, Hawthorn Suites or Best Inns hotel systems under long-term franchise agreements. In order to qualify for a franchise from the Company, a candidate must undergo a screening process, which typically includes a review of the potential franchisee's financial condition and the proposed lodging location. A representative of the Company conducts a site inspection to determine whether the location meets standards and whether the brand name selected is appropriate at that location. All of the Company's franchise agreements offer an area of exclusivity to each location, the degree of which is negotiated individually with each franchisee. The Company's current standard agreements are for 20-year terms although actual lengths vary. The standard franchise agreements generally require franchisees to satisfy certain development milestones.

     Each franchise agreement provides for the payment of two types of on-going fees: a royalty fee and a reservation and marketing fee, both of which are based upon a percentage of the franchisee's gross room revenues. The royalty fee is intended to cover the operating expenses of the franchisor, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide the Company with operating profits. The reservation and marketing fee is collected for administrative convenience by the Company and remitted to independent not-for-profit reservation and marketing corporations which exist for each of the three brands. The Company spends the reservation and marketing funds on behalf of the franchisees for such services as a reservation system, national advertising and certain promotional programs (see "Reservations and Advertising Funds"). Reservation and marketing fees collected by the Company on behalf of the three not-for-profit corporations typically range from two (2%) percent to three (3%) percent of each franchisee's gross room revenues per year. Franchisees also typically pay a franchise application fee to the Company, the amount of which varies.


     The terms of the Company's current standard forms of franchise agreements state that, by year of operation, franchisees are required to pay the following ongoing royalty fees (each, as a percentage of gross room revenues), although actual fees may vary:


                                                  MICROTEL     HAWTHORN       BEST
                                                  --------     --------       ----
Year 1 ..................................           4.0%         5.0%         3.0%
Year 2 ..................................           5.0%         5.0%         4.0%
Year 3 and thereafter ...................           6.0%         5.0%         5.0%

      The Company has agreed in certain situations to offer a wide range of incentives to various franchisees, but no assurances can be given that such incentives will be offered in the future.


     The Company believes that it has a franchisee-friendly franchise agreement, making the Company's franchises more attractive to potential franchisees. The Company's standard form of franchise agreement is terminable by the Company if the franchisee fails to maintain certain quality standards or to pay royalties, reservation and marketing fees or other charges.


ACQUISITION OF THE MICROTEL, HAWTHORN SUITES AND BEST INNS SYSTEMS


     MICROTEL ACQUISITION. The Company acquired the Microtel brand from Hudson Hotel Corporation ("Hudson") on October 5, 1995. As part of the purchase of the Microtel brand, royalties are payable to Hudson as follows: 1.0% of the "revenues subject to royalties" on the first 100 Microtel properties opened after the closing, 0.75% of such revenues for the next 150 Microtel properties opened, and 0.50% of such revenues for each Microtel property opened after the first 250. The Microtel Acquisition Agreement requires the Company to satisfy a development schedule, which requires that new Microtel Properties be opened or under construction in the following numbers, on a cumulative basis, by December of each of the following years:



                                                                    NUMBER OF
             YEAR                                            MICROTEL PROPERTIES(*)
             ----                                            ----------------------
             1997......................................               50
             1998......................................              100
             1999......................................              175
             2000......................................              250



* Excludes the 29 open Microtel Properties that do not pay royalties to the Company and the additional 21 Microtel properties and 10 Microtel all-suite hotels that are currently entitled to be franchised without the payment of royalties to the Company pursuant to the Microtel Acquisition Agreement.


     The Microtel Acquisition Agreement further provides that, in the event the Company fails to satisfy the development schedule, fails to pay monies due to Hudson or otherwise fails to fulfill its material obligations under the Microtel Acquisition Agreement, in each case subject to the Company's right to cure such breach within the applicable notice and cure periods, all of the rights to the Microtel system and all operating assets associated therewith will revert to Hudson. In such instance, the Company will, however, retain the rights to any franchise royalty payments due to it under franchise agreements entered into by the Company after the closing of the Microtel Acquisition, less a servicing fee payable to Hudson in an amount equal to 0.75% of all revenues subject to royalties under such agreements.


     HAWTHORN ACQUISITION. On March 12, 1998, the Company completed a series of transactions (collectively, the "Merger") which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. Prior to the Merger, Hawthorn Suites Associates, an Illinois joint venture ("HSA") and HSA Properties, Inc., a Delaware corporation ("HPI"), collectively owned 99% of the membership interest in HSA Properties, L.L.C., a Delaware limited liability company ("HSA LLC"), which owned all of the trademarks, copyrights and other intellectual property related to the Hawthorn Suites brand. Immediately prior to the Merger, all of HSA's and HPI's respective membership interests in HSA LLC were transferred to USFS Hawthorn, Inc., in a transaction whereby (i) HSA was issued 2,199,775 shares of Class A Common Stock, and (ii) HPI was issued 22,447 shares of Class A Common Stock. Since the remaining 1% membership interest in HSA LLC was owned by USFS, following the Merger, HSA LLC became a wholly owned subsidiary of the Company and the Master Franchise Agreement dated as of March 27, 1996 between USFS and HSA LLC was terminated. The Company now has the exclusive right to franchise the Hawthorn Suites brand of hotels and to retain 100% of the royalties derived therefrom.

     BEST INNS ACQUISITION. On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired management contracts and certain other assets relating to the management of hotels on behalf of third party owners. To facilitate the transaction, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns acquisition and is structurally subordinated to such third party loan. The Company also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances. No such additional loans have been made as of December 31, 1998. The Company also issued to Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate of Ventures, 350,000 shares (the "Alpine Shares") of Class A Common Stock for a purchase price of $1.6 million. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by Messrs. Leven and Aronson. Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each hotel added to the Best Inns system after the closing of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates. Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner of Alpine Equity Partners L.P., the entity that indirectly owns and controls a majority of Alpine Equities and Ventures.

ESTABLISHMENT OF DEVELOPMENT FUND


     On March 17, 1998, NorthStar Constellation, LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar ("Constellation"), formed Constellation Development Fund, LLC (the "Development Fund"). The Development Fund was established, in part, to provide capital that will allow the Company to expand its Microtel and Hawthorn Suites brands into high visibility, difficult to develop areas by providing debt and equity financing to selected local developers. NorthStar, Lubert-Adler and Constellation agreed to contribute to the Development Fund equity up to $50 million. On October 31, 1998 the Development Fund entered into a $60 million senior credit facility with NationsBank, N.A. As of December 31, 1998 the Development Fund has committed to fund the construction of eight Microtel and two Hawthorn Suites hotels, and is currently in the process of reviewing additional projects. In connection with the establishment of the Development Fund, the Company committed to make a loan to Constellation of up to $10 million. Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of December 31, 1998, the Company had made loans of approximately $2.6 million in the aggregate to Constellation. The Company will be paid $3.5 million over the first five years to manage the Development Fund. The Company also sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable on a pro-rata basis within 18 months of the commitment of the Development Fund's capital at a price of $11.25 per share. In addition, David T. Hamamoto, Co-Chief Executive Officer of NorthStar was elected to the Board of Directors of the Company. Dean Adler, a director of the Company, serves as a manager of Lubert-Adler. In addition, Mr. Adler, along with Mr. Hamamoto and Neal Aronson, the Executive Vice President and a director of the Company, serve as managers of the Development Fund.

THE HOTEL FRANCHISING AND LODGING INDUSTRIES

     HOTEL FRANCHISING. Over the years, owners of hotels not affiliated with regional or national lodging companies have increasingly chosen to join hotel franchise chains. The Company and other hotel franchise chains provide a number of services designed to directly or indirectly increase hotel occupancy rates, revenues and profitability. The Company believes that hotel operators often view franchise chain membership as an important means of remaining competitive with hotels that are either owned by or affiliated with national or regional lodging companies. In determining whether to affiliate with a franchise chain, hotel operators will compare costs of affiliation with the incremental revenues anticipated to be derived from chain membership. Costs of affiliation include capital expenditures and operating costs required to meet a chain's quality and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs maintained by the franchisor.

     LODGING INDUSTRY. The lodging industry has traditionally been divided into five segments, each of which is identified by the average daily room rate generally charged by hotel operators in the segment (the "ADR"). These categories include, in descending order of ADR, luxury, upscale, mid-price, economy and budget. Hotels are further segmented into limited-service and full-service, depending on the degree of food and beverage and other services offered, and hotels are also segmented into transient hotels, which serve short-term guests, and extended-stay hotels, which serve guests on multiple night or multiple week stays. The Company's franchised properties typically operate in the budget and economy segments of the limited-service sectors through its Microtel brand, the economy and mid-price segment through its Best Inns brand and the upscale and mid-price segment of the extended-stay and transient suite sectors through its Hawthorn Suites brand.


COMPETITION

     Competition among national brand franchisors and smaller chains in the lodging industry to expand their franchise systems is intense. The Company believes that competition for the sale of lodging franchises is based principally upon (i) the perceived value and quality of the brand, (ii) the nature and quality of services provided to franchisees, (iii) the franchisee's view of the relationship of building or conversion costs and operating expenses to the potential for revenue and profitability during operation and upon sale, and (iv) the franchisee's ability to finance and buy or sell the property. The Company's franchisees compete for guests with franchisees of, and properties owned or operated by, other hotel chains, independent properties and owner-operated chains. The success of the Company's franchisees affects the profitability of the Company, as the Company's receipt of royalty fees under its franchise agreements is tied directly to the gross room revenues earned by its franchisees. In choosing a particular hotel, consumers consider differences in room rates, quality and condition of accommodations, name recognition, availability of alternative lodging (including short-term lease apartments), service levels, reputation, safety, reservation systems and location.


     Both among consumers and potential franchisees, Microtel competes with independent hotels and brands such as Comfort Inn(R), Days Inn(R), Econo Lodge(R), Fairfield Inn(R), Sleep Inn(R), Red Roof Inn(R), Budgetel Inn(R), Super 8(R), Ramada Limited(R), Motel 6(R), Jameson Inns(R), Travelodge(R), Thriftlodge(R), Knights Inn(R), Red Carpet Inn(R) and Scottish Inns(R). Best Inns hotels compete for consumers and/or potential franchisees with independent hotels and brands such as Bugetel Inn(R), Comfort Inn(R), Days Inn(R), Fairfield Inn(R), Hampton Inn(R), La Quinta(R), and Red Roof Inn(R). Hawthorn Suites hotels compete for consumers and/or potential franchisees with Residence Inn(R), Homewood Suites(R), Summerfield Suites(R) and Woodfin Suites(R). In the transient suites sector of the lodging industry, where the Company will be competing through its Hawthorn Suites LTD brand, the Company's principal chain competitors include AmeriSuites(R), Hampton Inn and Suites(R), Fairfield Suites(R), MainStay(R), Candlewood(R), Wingate Inn(R), Towne Place(R) and Courtyard by

Marriott(R). Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company.


REGULATION


     The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission ("FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees, although it does not require registration of offers to prospective franchisees. The required disclosure is made through a Uniform Franchise Offering Circular, which must be provided to potential franchisees at least 10 days prior to execution of a franchise agreement. A number of states require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulations, the Company cannot predict the effect of any future legislation or regulation. Additionally, various federal, state, and local laws and regulations may affect activities undertaken by the Company in connection with the financing of franchisees. In particular, the Company may be required to obtain a license or to register in certain states in order to underwrite or promote loans to be made by third party lenders or to make loans directly to franchisees.

EMPLOYEES

     As of December 31, 1998 the Company employed approximately 141 full-time and 7 part time persons. None of the Company's employees is represented by unions. Management considers its employee relations to be satisfactory.

TRADEMARKS AND LICENSES

     The Company either owns or has filed applications with regard to certain trademarks and service marks, including, among others, US FRANCHISE SYSTEMS, MICROTEL, MICROTEL with design, HAWTHORN SUITES, HAWTHORN SUITES with the tree logo, HAWTHORN SUITES LTD. with design, and BEST INNS & SUITES. The Company considers its marks to be material to its business and certain of the marks are also registered with or applications for registration are pending with various state and foreign government agencies. The Company is not aware of any material adverse claim concerning its owned or licensed marks.

ITEM 2.  PROPERTIES.

     The principal executive and administrative offices of the Company are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329. The Company currently leases a total of 15,489 square feet of office space at the foregoing address, pursuant to a lease that expires on September 30, 2000 and two subleases that expire on June 30, 1999 and September 30, 2001, respectively. The Company also leases a total of 8,542 square feet of office space at 1205 Skyline Drive, Marion, Illinois 62959 pursuant to a lease that expires on September 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS.


     The Company is and may become party to claims and litigations that arise in its normal course of business. In management's opinion, the outcome of any currently pending matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol USFS. As of March 12, 1999, there were 73 holders of record of the Company's Class A Common Stock and 3 holders of record of the Company's Class B Common Stock. Management of the Company believes that there are in excess of 1,100 beneficial holders of its Class A Common Stock. The following table shows the range of reported high and low closing prices per share of Class A Common Stock.



                  FISCAL 1997                               HIGH            LOW
                  -----------                              -----            ---
                  First quarter.........................   $10.50          $7.63
                  Second quarter........................    10.25           5.00
                  Third quarter.........................    10.13           7.00
                  Fourth quarter........................    10.00           7.13


                  FISCAL 1998                               HIGH            LOW
                  -----------                              ------           ----
                  First quarter..........................  $13.75          $9.00
                  Second quarter.........................   12.50           7.63
                  Third quarter..........................    7.94           4.00
                  Fourth quarter.........................    9.88           4.38

     DIVIDEND POLICY. The Company has not declared or paid any cash dividends on its Class A or Class B Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA.

     Presented below is selected consolidated historical financial information of the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 and the period from August 28, 1995 (inception) to December 31, 1995, respectively. The selected financial data has been derived from the consolidated financial statements which were audited by the Company's independent public accountants and should be read in conjunction with the Company's Consolidated Financial Statements (and the related notes and schedules thereto) included under "Item 8. Financial Statements and Supplementary Data" of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

                             SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)       -----------------------
                                           1998           1997       1996            1995
                                           ----           ----       ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues ..........................   $    10,584   $     1,867   $        94   $        --
Expenses ..........................        13,468        10,814         6,685         1,168
Net loss ..........................         2,884         8,947         6,591         1,168
Loss applicable to common
Stockholders ......................         2,884         8,947         8,309         1,577
Net loss applicable to common
Stockholders per share ............          0.16          0.71          0.75          0.15
Weighted average  common
Shares outstanding (1) ............    17,670,591    12,563,772    11,059,576    10,755,409
BALANCE SHEET DATA (at period end):
Working capital ...................   $    15,569   $    12,144   $    28,115   $    13,265
Total assets ......................        84,318        36,351        40,105        18,072
Total liabilities .................        14,609        32,153         9,022         1,845
Redeemable Preferred Stock (2) ....          --            --          18,477        16,759
Redeemable Common Stock ...........           324           324           330           330
Stockholders' equity ..............   $    69,385   $     3,874   $    12,276   $     (862)

---------------------------------

(1) Includes 3,128,473 shares for the periods ended December 31, 1998, and December 31, 1997, respectively, and 3,186,280 shares for the period ended December 31, 1996 of Class A Common Stock that are redeemable under certain circumstances by the Company for reasons not under the Company's control.
(2) On January 1, 1997, all the outstanding shares of redeemable preferred stock were converted into $18,477,000 aggregate principal amount of 10% subordinated debentures due September 29, 2007. The subordinated debentures and associated interest were paid off with a portion of the proceeds from the equity offering on May 19, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". Comparisons have been made between the years ended December 31, 1998, 1997 and 1996 for the purposes of the following discussion.

RESULTS OF OPERATIONS

FRANCHISE SALES GROWTH

                                                                                     AS OF DECEMBER 31,
------------------------------------------------------------------ ----------------- ----------------- ----------------
MICROTEL FRANCHISE DATA                                                  1998              1997             1996

------------------------------------------------------------------ ----------------- ----------------- ----------------
Properties open (1)                                                      124                 64                28

  Executed agreements and under construction                              62                 52                25
  Executed franchise agreements but not under construction               276                253               168
  Accepted applications                                                  115                 77                82
                                                                         ---                ---               ---
Total in development and accepted applications (2)                       453                382               275

------------------------------------------------------------------ ----------------- ----------------- ----------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                      577                446               303

------------------------------------------------------------------ ----------------- ----------------- ----------------

(1) The Company does not receive royalties from 29 hotels open as of December 31, 1998.

(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.


                                                                                AS OF DECEMBER 31,

------------------------------------------------------------------ ----------------- ----------------- ----------------
HAWTHORN SUITES FRANCHISE DATA                                           1998              1997             1996*
(inception to date)
------------------------------------------------------------------ ----------------- ----------------- ----------------
Properties open                                                           51                26                19


  Executed agreements and under construction                              29                14                 2
  Executed franchise agreements but not under construction                96                54                17
  Accepted applications                                                   78                17                14
                                                                          --                --                --
Total in development and accepted applications (1)                       203                85                33
------------------------------------------------------------------ ----------------- ----------------- ----------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                      254               111                52
------------------------------------------------------------------ ----------------- ----------------- ----------------

*The right to franchise the Hawthorn Suites brand was acquired on March 27, 1996.

(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

                                                               AS OF DECEMBER 31,

------------------------------------------------------------------ -----------------
BEST INNS FRANCHISE DATA                                                1998*
(inception to date)
------------------------------------------------------------------ -----------------
Properties open                                                           52

  Executed agreements and under construction                              12
  Executed franchise agreements but not under construction                21
  Accepted applications                                                  142
                                                                         ---
Total in development and accepted applications (1)                       175
------------------------------------------------------------------ -----------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                      227
------------------------------------------------------------------ -----------------

*The Best Inns brand was acquired on April 28, 1998.
(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

REVENUES:

The Company derived revenues from the following sources:

                                                                     -   YEARS ENDED DECEMBER 31-
------------------------------------------------------ ------------------ ------------------- ------------------
                                                             1998                1997               1996
------------------------------------------------------ ------------------ ------------------- ------------------
Royalty and fee income                                       $ 6,938,000         $   329,000          $  49,000
Franchise application fees                                     3,320,000           1,208,000             12,000
OTHER                                                            326,000             330,000             33,000
-----                                                  ------------------ ------------------- ------------------
TOTAL                                                       $ 10,584,000          $1,867,000          $  94,000
------------------------------------------------------ ------------------ ------------------- ------------------


YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

     Royalty and fee income increased $6.6 million for the year ended December 31, 1998. The largest portion of the additional fee income was the increase in royalties ($4.2 million) resulting from the increase in the number of royalty paying hotels from 43 at the end of 1997 to 197 at the end of 1998. In 1998, USFS also began receiving hotel management fees from third party property owners and fund management fees from Constellation Development Fund which increased royalty and fee income by $2.5 million in aggregate. Franchise application fees increased $2.1 million for the year ended December 31, 1998, as a result of an increase in the number of hotels opened during the year from 42 in 1997 to 107 in 1998 and application fees received from master license agreements in three foreign countries. The main components of other revenues are commissions earned from the national accounts program.



YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996

     Royalty and fee income increased $280,000 for the year ended December 31, 1997. The largest portion of the increase was the increase in the number of royalty paying hotels from one to 43. Franchise application fees increased $1.2 million for the year ended December 31, 1997, as a result of an increase in the number of hotels opened during the year from one in 1996 to 42 in 1997. Other fee income increased $297,000 for the year ended December 31, 1997. The main components of other revenues were management fees from an investment partnership managed by the Company and commissions earned from the national accounts program.


EXPENSES:

The Company's expenses are in the following areas:


                                                                     -YEARS ENDED DECEMBER 31-
---------------------------------------------------- ------------------- ------------------ ------------------
                                                            1998               1997               1996
---------------------------------------------------- ------------------- ------------------ ------------------
General and administrative                                 $ 11,590,000        $ 9,083,000        $ 6,864,000
Franchise sales commissions                                   2,216,000            641,000             29,000
Depreciation and amortization                                 1,393,000            571,000            537,000
Interest income                                             (2,493,000)        (1,386,000)          (871,000)
Interest expense                                                762,000          1,905,000            126,000
                                                     ------------------- ------------------ ------------------
TOTAL                                                      $ 13,468,000        $10,814,000         $6,685,000
---------------------------------------------------- ------------------- ------------------ ------------------

YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

     General and administrative expenses increased $2.5 million for the year ended December 31, 1998, the largest portions of which are: (i) the addition of a management company (approximately $900,000), (ii) additional salaries and wage-related costs pertaining to the increased number of executed and open hotels (approximately $690,000), (iii) increased travel expenses (approximately $485,000) and (iv) increased administrative expenses and other external advisory services (approximately $360,000). Franchise sales commissions increased $1.6 million due to the increased number of hotel openings in 1998 compared to 1997. Depreciation and amortization expense increased $822,000 for the year ended December 31, 1998 primarily due to (i) increased amortization related to the acquisitions of the Hawthorn and Best brands (approximately $600,000) and (ii) increased depreciation due to the implementation of a new reservation system, computers and related business equipment (approximately $210,000). Interest income increased $1.1 million primarily due to additional loans to franchisees and interest earned on the cash proceeds from the Company's May 1998 equity offering. Interest expense decreased $1.1 million due to the payoff of the Company's outstanding indebtedness in connection with the May 1998 equity offering.


YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996

     General and administrative expenses increased $2.2 million for the year ended December 31, 1997 primarily due to: (i) additional salaries, wages and benefits for personnel hired to sell and handle the increased servicing requirements of additional executed franchise agreements and newly introduced programs (approximately $1.6 million), (ii) increased office and travel expenses for the additional staff in place during 1997 (approximately $280,000) and (iii) increased legal and professional expenses related to the Company's becoming publicly traded in October 1996 (approximately $386,000). Franchise sales commissions increased $612,000 for the year ended December 31, 1997 due to an increase in the number of hotel openings in 1997 versus 1996. Depreciation and amortization expense increased $34,000 for year ended December 31, 1997 primarily due to the additional depreciation of computer equipment and associated software. Interest income increased $515,000 for the year ended December 31, 1997 primarily as a result of additional interest earned on the cash received from the Company's initial public offering in October 1996. Interest expense increased $1.8 million for the year ended December 31, 1997 due to conversion of the Company's redeemable preferred stock into subordinated debentures and the related interest expense.


NET LOSS - A summary of operating results is as follows:

                                                                          -Years Ended December 31-
---------------------------------------------------------- ---------------- ------------------- --------------------
                                                                1998               1997                1996
---------------------------------------------------------- ---------------- ------------------- --------------------
Loss                                                         ($ 2,884,000)    ($    8,947,000)     ($    6,591,000)
Loss applicable to common stockholders                       ($ 2,884,000)    ($    8,947,000)     ($    8,309,000)
---------------------------------------------------------- ---------------- ------------------- --------------------

YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

     The Company's net loss decreased by $6.0 million during 1998 primarily due to the increased number of hotel openings and operating hotels resulting in increased application fees and royalty revenues, various management fees, a reduction in interest expense due to the pay-off of the Company's outstanding indebtedness and an increase in interest income. The Company did not expect to generate an overall profit in 1998 as it was still investing in its personnel, systems and software to facilitate future growth. The Company had accumulated net operating loss carry-forwards for income tax purposes of $17,844,000 and $11,542,000 as of December 31, 1998 and 1997, respectively. Given the uncertainty regarding eventual use of the carry-forward due to the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1998.

YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996

     The Company's net loss increased $2.4 million as of December 31, 1997 primarily because of the additional employees hired in 1997 and the additional costs of being a public company for a full year. The Company did not expect to generate a profit in 1996 or 1997 as it was investing in its personnel, systems and software to facilitate future growth. The net loss applicable to common stockholders includes $1.7 million of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock for the year ended December 31, 1996. The Company had accumulated net operating loss carry-forwards for income tax purposes of $11,542,000 and $6,437,000 as of December 31, 1997 and 1996, respectively. Given the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES


     On October 24, 1996, the Company completed a public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share. Net proceeds were approximately $21 million, all of which have been spent by the Company.

     On May 19, 1998, the Company completed a public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share. The Company received net proceeds of approximately $41 million, of which approximately $30 million was used to repay all of its outstanding indebtedness, including all principal and accrued interest. The remaining $11 million was held either as cash or cash equivalents to be used for working capital and general corporate purposes. Cash and cash equivalents were $16 million as of December 31, 1998. In management's opinion, based on the Company's current operations, the Company's capital resources are sufficient to fund operations for the next 12 months.

     In connection with the establishment of the Development Fund (see "Item 1. Business - Development Fund"), the Company committed to make a loan of up to $10 million to Constellation. Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of December 31, 1998, the Company had made loans of approximately $2.6 million in the aggregate to Constellation. In addition, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable as funds are committed by the Development Fund, at a price of $11.25 per share. The Company will be paid $3.5 million over the first five years to manage the Development Fund.

     In connection with the Best Inns Acquisition (see "Item 1. Business - Acquisition of the Microtel, Hawthorn Suites and Best Inns Systems - Best Inns Acquisition"), the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party loan in the principal amount of approximately $65 million to its subsidiary that owns the Acquired Hotels and is structurally subordinated to such third party loan. The Company also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances. No such additional loans have been made as of December 31, 1998. In connection with this transaction, the Company also issued to Alpine 350,000 shares of Class A Common Stock for a purchase price of $1.6 million. Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each hotel added to the Best Inns system after the closing of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates.

     The Company has no outstanding lines of credit in place. The Company uses cash and its own stock as its primary capital resource.


     For the year ended December 31, 1998, the Company had a net loss of $2.9 million. The net cash used in operating activities was $12.8 million. The net use of cash was primarily a result of increases in promissory notes receivable related to the application fees on executed franchise agreements, increases in deferred commissions paid to salesmen for executed franchise agreements, and increases in loans and subsidies provided to franchisees. Net cash used was partially offset by cash inflows of application fees for executed franchise agreements, depreciation and amortization, non-cash compensation cost related to the Company's Amended and Restated Employee Stock Option Plan and increases in commissions payable.

     For the year ended December 31, 1997, the Company had a net loss of $8.9 million. The net cash used in operating activities was $9.6 million. The net use of cash was primarily a result of increases in promissory notes receivable related to the application fees on executed franchise agreements, increases in deferred commissions paid to salesmen for executed franchise agreements, increases in loans to franchisees, a decrease in the liability to Hudson and increases in prepaid expenses. Net cash used was partially offset by cash inflows of application fees for executed franchise agreements, depreciation and amortization, non-cash compensation cost related to the Company's Amended and Restated Employee Stock Option Plan, increases in commissions payable, and the issuance of subordinated debentures.


     For the year ended December 31, 1998, net cash used in investing activities was $15.9 million which was primarily a result of the issuance of the previously discussed long term notes receivable, acquisition of property and equipment and acquisition of franchise rights.


     For the year ended December 31, 1997, net cash used in investing activities was $5.4 million which was primarily a result of costs related to the acquisition of property and construction of hotels thereon. In addition, uses of cash in investing activities included the acquisition of additional office furniture and equipment, costs related to the construction of a national reservation system and legal fees incurred in acquiring the Hawthorn brand.

     For the year ended December 31, 1998, net cash provided by financing activities was $28.8 million which was a result of the issuance of common stock, partially offset by repayment of the Company's outstanding indebtedness. For the year ended December 31, 1997, net cash used in financing activities was $283,000 which was a result of the Company repurchasing stock from certain members of management who left the Company.


YEAR 2000 COMPUTER MATTER


     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or customer reservations or engage in similar normal business activities. Management has determined that the Year 2000 Issue will not pose material operational problems for its computer systems. Management expects that costs incurred in connection with the Year 2000 Issue, including, but not limited to all costs of ensuring Year 2000 compliance for the financial system software at both its Atlanta, Georgia headquarters and the Marion, Illinois offices of its wholly owned management company subsidiary should not exceed $200,000, and in any event, does not expect such costs to have a material adverse impact on the results of operations during any quarterly or annual reporting period. In addition, management has recently converted the reservation systems that it acquired as part of the Best Inns Acquisition to operate with the Microtel reservation system. USFS anticipates that it will cease having any dependency on the acquired Best Inns systems by June 1, 1999. Finally, management has determined that the computer systems at certain USFS managed hotel properties are not currently Year 2000 compliant. Management expects to achieve compliance at its managed properties by July 1, 1999. The Company is in the process of communicating with its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations. The Company will utilize both external and internal resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 projects by July 1, 1999, which is prior to any anticipated material adverse impact on its operating systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


SEASONALITY.

      Royalties generated by gross room revenues of franchised properties are expected to be the largest source of revenue for the Company for the immediate future. The Company expects to experience seasonal revenue patterns similar to those experienced by the lodging industry generally. The summer months, because of increase in leisure travel, are expected to produce higher revenues for the Company than other periods. Accordingly, the Company may experience lower revenues and profits in the first and fourth quarters and higher revenues and profits in the second and third quarters.

INFLATION.

     The rate of inflation has not had a material effect on the revenues or operating results of the Company since its inception.

RESERVATIONS AND ADVERTISING FUNDS

     During 1998, the Company created independent reservations and advertising not-for-profit corporations owned by its franchisees (the "Funds") for the purpose of collecting and disbursing reservations and advertising fees related to the Microtel and Hawthorn brands. In connection with the creation of the Funds, the Company ceased reporting reservations and advertising fees and expenses within its consolidated financial statements effective April 1, 1998. Any deficits arising from reservations and advertising operations for quarterly periods prior to April 1, 1998 have been included in general and administrative expenses. The new presentation is considered preferable to prior practice giving consideration to industry trends, to providing a consistent reporting policy among its brands and in understanding the Company's operating performance. The Company manages the reservations and advertising programs on behalf of the Funds, and has made interest-bearing loans to the Microtel Fund to supplement reservation, advertising, and promotional efforts, and may make additional loans in the future. The Company also administers reservations and advertising programs on behalf of Best Inns franchisees by virtue of its management of Best Reservations

Corp., an Illinois not-for-profit corporation.

RISK FACTORS

In evaluating the Company and its business, the following risks should be considered:

MANAGEMENT OF GROWTH

     The Company has experienced rapid growth in the number of its employees and the scope of its operations since its inception. This growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as added demands on the Company's operating and financial systems. The Company's success will depend on its ability to manage this growth while implementing its strategy. The efforts of key management personnel and the Company's ability to attract or develop new management personnel and to integrate these new employees into its overall operations will be crucial to continued growth. If the Company is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.

DEPENDENCE ON, AND OBSTACLES TO, HOTEL OPENINGS

     The Company expects that in the future a principal source of revenues will be royalty fees received from its franchisees. Accordingly, future revenues will be highly dependent on the number of open hotels and their gross room revenues. There are numerous factors beyond the control of the Company which affect the probability of a hotel opening. These factors include, but are not limited to, the ability of a potential hotel owner to (i) secure adequate financing or satisfy financing payments during the construction period, (ii) locate an appropriate site for a hotel, (iii) obtain all necessary state and local construction, occupancy or other permits and approvals and (iv) reach a satisfactory level of profitability at the hotel. There can be no assurance that accepted franchise applications will result in executed franchise agreements or that executed franchise agreements will result in open properties.

LIMITED OPERATING HISTORY; NET LOSSES

     The Company began operating in October 1995 and therefore has a limited operating history upon which investors can evaluate its performance. While the Company believes that it has a well-conceived strategy, that it has assembled an experienced and well-qualified management team to implement this strategy, and that it was profitable in the second half of 1998, there can be no assurance that it will be profitable in the future.

MANAGEMENT, BY VIRTUE OF OWNERSHIP OF SUPERVOTING CLASS B COMMON STOCK, CONTROLS THE COMPANY

     Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock is convertible at any time into one share of the Class A Common Stock and, with limited exceptions, will convert automatically upon any transfer thereof. Michael A. Leven, Chairman, President and Chief Executive Officer, and Neal K. Aronson, Executive Vice President and Chief Financial Officer have the right to vote all of the outstanding shares of Class B Common Stock, which, together with shares of Class A Common Stock which they beneficially own (including stock held by other members of management), represent approximately 65% of the combined voting power of the Company's outstanding Common Stock. By reason of their right to vote the Class B Common Stock, Messrs. Leven and Aronson will be able to (i) elect all of the Company's directors (except as otherwise contractually provided), (ii) amend the Charter with respect to most matters, (iii) effect a merger, sale or other major corporate transaction, (iv) defeat an unsolicited takeover attempt and (v) generally direct the affairs of the Company (including in a manner that may benefit themselves disproportionately relative to other shareholders).

SUCCESSFUL COMPLETION AND INTEGRATION OF ACQUISITIONS

     One element of the Company's business strategy is to continuously evaluate acquisitions and business combinations. These acquisitions may be of brands in the lodging industry or in other industries, or of businesses that the Company does not expect to franchise, which would require the Company to develop expertise in areas that it does not currently operate. There can be no assurance that the Company will identify and complete suitable acquisitions or if completed, that such acquisitions will be successfully integrated. Acquisitions involve numerous risks, including difficulties assimilating new operations and brands. There can be no assurance that any acquisitions would result in long-term benefits to the Company or that management would be able to manage effectively the resulting business.

DEPENDENCE ON SENIOR MANAGEMENT

     The success of the Company is largely dependent on the efforts and abilities of its senior management and certain other key personnel, particularly Messrs. Leven, Aronson and Steve Romaniello, Executive Vice President-Franchise Sales and Administration. The Company's success will depend in large part on its ability to retain these individuals and other current members of its senior management team and to attract and retain qualified personnel in the future. The loss of members of senior management or of certain other key employees or the Company's inability to retain other qualified employees could have an adverse impact on the Company's business and results of operations. The Company does not maintain key person life insurance on behalf of the lives of any of its officers or employees.

RISKS RELATING TO MICROTEL ACQUISITION AGREEMENT

     The Microtel Acquisition Agreement obligates the Company to execute new franchise agreements and have open or under construction a specified number of Microtels each year. Specifically, the Microtel Acquisition Agreement requires that there are, on a cumulative basis, at least 50 "new" Microtels (i.e., not open or under construction at the date of the Microtel Acquisition Agreement) open or under construction by December 1997, 100 by December 1998, 175 by December 1999, and 250 by December 2000. As of December 31, 1998 there were 157 "new" Microtels open or under construction. The Microtel Acquisition Agreement further provides that if the Company is unable to comply with the development schedule for two consecutive years but opens or has under construction at least 75% of the number of Microtels required by such schedule, the Company may cure the default by making additional payments. If the Company fails to comply with this development schedule and to make the requisite cure payment or payments, all rights to the Microtel system automatically revert to Hudson. There can be no assurance that the Company will comply with the foregoing development schedule, and the Company's failure to meet such schedule or to pay the requisite cure payments would have a material adverse effect on the Company. See "Business -- Acquisition of the Microtel, Hawthorn Suites and Best Inns Systems
- Microtel Acquisition."

COMPETITION FOR NEW FRANCHISE PROPERTIES AND HOTEL GUESTS

     Competition among national brand franchisors and smaller chains in the lodging industry to grow their franchise systems is intense. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company. There can be no assurance that the Company can franchise a sufficient number of properties to generate operating efficiencies that will enable it to compete with these larger chains. See "Business-Competition."

GENERAL RISKS OF THE LODGING INDUSTRY

      The Company is exposed to general risks of the lodging industry in a number of ways. First, as a franchisor and manager, the Company's franchise royalty and management fee revenues vary directly with its franchisees' gross room revenues. As a result, the Company's franchise and management businesses are, and will be, impacted by the effects of risks experienced by hotel operators generally. Second, to the extent the Company directly or indirectly makes equity or debt investments in hotel properties, those investments will be subject to the risks experienced by the underlying properties. See "Business - Development Fund," "Business - Acquisition of the Microtel, Hawthorn Suites and Best Inns Systems - Best Inns Acquisition," and "Risks Relating to Financing of Franchisees." Third, the Company may directly acquire ownership interests in its branded hotel properties in order to promote the brand or for other reasons. To the extent that the Company owns or leases hotel properties, it will be subjected to the risks of a hotel operator.

      The segments in which hotels franchised under the Company's brands currently operate or plan to operate, may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of or a reduction in demand for lodging or a scarcity of potential sites in a geographic area, changes is travel patterns, extreme weather conditions, changes in governmental regulations that influence or determine wages, prices, construction costs or methods of operation, changes in interest rates, the availability of financing, and changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. These risks may be exacerbated by the relatively illiquid nature of real estate holdings. Downturns or prolonged adverse conditions in real estate or capital markets or in national or local economies could have a material adverse impact on the Company's ability to locate new franchisees. In addition to the aforementioned risks, the Company's current and potential future investments in or ownership of hotel properties creates a risk of decreased earnings due to losses related to start-up expenses or ongoing losses due to shortfalls in expected performance of a hotel. In addition, any guaranty required to secure construction or permanent loan financing could adversely affect the Company's financial condition.

      The Company expects to experience seasonal revenue patterns similar to those experienced by participants in the lodging industry generally. Accordingly, the summer months, because of increases in leisure travel, are expected to produce higher revenues for the Company than other periods during the year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

DEVELOPMENT AND OWNERSHIP RISK

      The Company's success depends upon the development or conversion and opening of hotels. As a result, it is subject to risks experienced by hotel developers. These risks, which are applicable to Microtels as new construction properties, and to Hawthorn and Best Inns as both new construction and conversion properties, include delays in the commencement or completion of construction, failure to obtain all necessary zoning and construction permits, discovery of environmental hazards, unavailability of financing on favorable terms, if at all, the failure of developed properties to achieve desired revenue or profitability levels once opened, competition for suitable development sites from competing franchise chains, the risk of incurring substantial costs in the event a development project must be abandoned prior to completion, changes in governmental rules, regulations and interpretations and general economic and business conditions. The Company's revenues may also be adversely affected by increases in interest rates, which could increase the costs of financing new hotel construction or the conversion of existing hotels. Any one of these risks could discourage or prohibit potential franchisees from beginning or completing hotel projects. To the extent the

Company leases and/or owns hotel properties or makes, directly or indirectly, equity or debt investments in hotel properties, it would be subject to risks experienced by hotel operators generally.

RISKS RELATING TO THE FINANCING OF FRANCHISEES

      The Company participates, from time to time, in construction loans, equity investments, and long-term mortgage loans made to franchisees. In particular, the Company has committed to lend up to $10 million to Constellation to be invested by Constellation in the Development Fund and to be used by the Development Fund to provide debt and equity financing to selected developers. See "Business -- Development Fund." In addition, the Company made a $15 million subordinated loan to Ventures in connection with the Best Inns acquisition. The Company is also committed to make additional loans to Ventures under certain circumstances. The Company expects Ventures to be a highly leveraged entity and there can be no assurances that any loans to Ventures will be repaid. See "Business -- Acquisition of the Microtel, Hawthorn Suites and Best Inns Systems
- Best Inns Acquisition." The Company has also made various loans to individual franchisees, to the Microtel Reservation and Advertising Fund, and loan participations in a financing program with Nomura Asset Capital Corp. The Company is subject to the risks experienced by lenders generally, including risks of franchisee/borrower defaults and bankruptcies. In the event of a default under such loans, the Company, as a lender, would bear the risk of loss of principal to the extent the value of the collateral was not sufficient to pay lenders which may be more senior in the capital structure. In connection with equity investments, the Company would be subject to risks as an equity investor. See "Business--Regulation."

REGULATION

      The sale of franchises is regulated by various state laws, as well as by the FTC. To the extent that the Company manages, owns or leases hotel properties, it will be subject to additional governmental regulations. For example, owners and operators of hotels are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. The determination that hotels owned, managed or leased by the Company are not in compliance with the ADA could result in the imposition of fines, and award of damages to private litigants or significant expense to the Company in bringing these hotels into compliance. Additionally, various national, state and local laws and regulations may affect activities undertaken by the Company in connection with providing financing to franchisees. In particular, the Company may be required to obtain a license or to register in certain states in order to arrange loans to be made to franchisees. See "Business--Regulation."

DEPENDENCE ON SPIRIT RESERVATION SYSTEM

      Franchisees of the Hawthorn brand derive approximately 25% of their reservations through the Spirit Reservation System, which is operated under contract with Hyatt Hotels Corporation by CSC Outsourcing, Inc. ("CSC") and Sabre Technology Solutions ("Sabre"). There can be no assurance that CSC and Sabre will continue to service Hawthorn Suites' reservations needs in the future. See "Business - The Company's Lodging Franchise Systems - Hawthorn Suites."

ABSENCE OF DIVIDENDS

      The Company has not paid a dividend on its Common Stock since its inception. The Company intends to retain any earnings to finance its growth and for general corporate purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Item 5-Dividend Policy." In addition, future financing agreements may contain limitations on the payment of cash dividends or other distributions of assets to the holders of Common Stock.

ANTI-TAKEOVER DEVICES

      Certain identical provisions of the Certificate of Incorporation and the By-Laws of the Company may be deemed to have anti-takeover effects and may delay, deter or prevent a change in control of the Company that stockholders might otherwise consider in their best interests. These provisions (i) allow only the Board of Directors, the Chairman of the Board of Directors or the Chief Executive Officer of the Company to call special meetings of the stockholders,
(ii) eliminate the ability of stockholders to take any action without a meeting,
(iii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meeting, (iv) generally authorize the issuance of one or more classes of "blank check" preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors,
(v) require approval of holders of 75% of the outstanding Class B Common Stock for the Board of Directors to create a series of Preferred Stock with general voting rights or with the right to elect a majority of directors under any circumstances and (vi) require approval of holders of 75% of the outstanding voting power to amend or repeal items (i), (ii) or (v) above or this item (vi).

YEAR 2000 COMPUTER MATTER

      Management has determined that the Year 2000 issue will not pose material operational problems for its computer systems, although the computer systems at certain USFS managed properties are not currently Year 2000 compliant. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Computer Matter".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                 Page

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 1998:

   Independent Auditors' Report                                                                                    26

   Consolidated Statements of Financial Position                                                                  27

   Consolidated Statements of Operations                                                                          28

   Consolidated Statements of Stockholders' Equity                                                                 29

   Consolidated Statements of Cash Flows                                                                          30

   Notes to Consolidated Financial Statements                                                                     31

INDEPENDENT AUDITORS'REPORT


Board of Directors and Stockholders
U.S. Franchise Systems, Inc.:

We have audited the accompanying consolidated statements of financial position of U.S. Franchise Systems, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders'equity (deficit), and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 20, 1999

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                                   1998            1997
                                                                                                ------------    ------------
                                             ASSETS
CURRENT ASSETS:

      Cash and cash equivalents                                                                $15,966,000     $15,890,000
       Accounts receivable (net of allowance for doubtful accounts of $74,000 and                2,070,000         268,000
          $17,000, as of December 31, 1998 and 1997, respectively)

      Deposits and prepaid expenses                                                                328,000         716,000
      Promissory notes receivable                                                                  919,000         862,000
      Deferred commissions                                                                       1,615,000       2,563,000
                                                                                                               -----------
         Total current assets                                                                   20,898,000      20,299,000

PROMISSORY NOTES RECEIVABLE                                                                     23,590,000       2,869,000
PROPERTY AND EQUIPMENT -Net                                                                      3,396,000       5,595,000
FRANCHISE RIGHTS -Net                                                                           25,501,000       3,322,000
DEFERRED COMMISSIONS                                                                             7,355,000       3,049,000
OTHER ASSETS -(Net of accumulated amortization of $212,000 and $121,000 as of December           3,578,000       1,217,000
                31, 1998  and 1997, respectively)
                                                                                                               -----------
         Total assets                                                                          $84,318,000     $36,351,000
                                                                                                               ===========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable                                                                         $   498,000     $ 1,138,000
      Commissions payable                                                                        1,464,000       1,171,000
      Deferred application fees                                                                  1,973,000       4,402,000
      Accrued expenses                                                                           1,394,000         990,000
      Current maturities of long-term debt                                                            --           454,000
                                                                                                               -----------
         Total current liabilities                                                               5,329,000       8,155,000

DEFERRED APPLICATION FEES                                                                        9,280,000       4,586,000
SUBORDINATED DEBENTURES                                                                               --        19,412,000
                                                                                                               -----------
         Total liabilities                                                                      14,609,000      32,153,000


COMMITMENTS AND CONTINGENCIES  (Notes 6 and 12)


REDEEMABLE STOCK:

      Common shares, par value $0.01 per share; issued and outstanding 3,128,473
      (net of 58,807 shares in Treasury at December 31, 1998 and 57,807 as of
      December 31, 1997) entitled to redemption under certain circumstances at
      $324,000 (net of $6,000 in Treasury ) at December 31, 1998 and December
      31, 1997, respectively.
                                                                                                   324,000         324,000

STOCKHOLDERS' EQUITY :
      Common shares, par value $0.01 per share; authorized 30,000,000 shares of Class             167,000          96,000
      A Common Stock and 5,000,000 shares of Class B Common Stock; issued and outstanding 14,038,721 Class A shares and 2,707,919 Class B shares at December
      31, 1998; issued and outstanding 6,716,499 Class A shares and 2,707,919 Class B shares at December 31, 1997

Capital in excess of par                                                                        89,416,000      21,092,000
Accumulated deficit                                                                           (20,198,000)     (17,314,000)
                                                                                          ----------------------------------
      Total stockholders'equity                                                                 69,385,000       3,874,000
                                                                                          ----------------------------------

         Total liabilities and stockholders'equity                                             $84,318,000     $36,351,000
                                                                                          ----------------------------------
                                                                                          ----------------------------------

See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                                         1998                       1997                  1996
                                                         ----                       ----                  ----

REVENUES:

    Royalty and fee income                            $6,938,000                   $329,000              $ 49,000
    Franchise application fees                         3,320,000                  1,208,000                12,000
    Other                                                326,000                    330,000                33,000
                                          ------------------------------------------------------------------------

    Total revenues                                    10,584,000                  1,867,000                94,000
                                          ------------------------------------------------------------------------
                                          ------------------------------------------------------------------------
    General and administrative                        11,590,000                  9,083,000             6,864,000
    Franchise sales commissions                        2,216,000                    641,000                29,000
    Depreciation and amortization                      1,393,000                    571,000               537,000
    Interest income                                  (2,493,000)                (1,386,000)             (871,000)
    Interest expense                                     762,000                  1,905,000               126,000

                                          ------------------------------------------------------------------------
                                                      13,468,000                 10,814,000             6,685,000
                                          ------------------------------------------------------------------------


NET LOSS                                              $2,884,000                 $8,947,000            $6,591,000
                                          ------------------------------------------------------------------------
                                          ------------------------------------------------------------------------

   Net loss applicable to common
   shareholders                                       $2,884,000                 $8,947,000            $8,309,000

    Weighted average shares outstanding               17,670,591                 12,563,772            11,059,576


    Net loss applicable to common
    shareholders per share - basic                         $0.16                     $ 0.71                 $0.75
                                                           -----                     ------                 -----
                                                           -----                     ------                 -----

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                 CAPITAL                              TOTAL
                                                    COMMON  STOCK               IN EXCESS        ACCUMULATED       SHAREHOLDERS'
                                                SHARES        AMOUNT             OF PAR           DEFICIT       EQUITY (DEFICIT)
                                        -------------- ------------ -------------------- -------------------- ----------------------
Balance as of January 1, 1996                 7,569,115      $     76,000      $    230,000      $ (1,168,000)     $   (862,000)
   Redemption of capital stock -
   other management                          (1,149,502)          (11,000)         (108,000)             --            (119,000)
   Issuance of capital stock -
   other management                           1,149,502            11,000           111,000              --             122,000
   Issuance of capital stock - initial
   public offering proceeds, net              1,825,000            18,000        21,373,000              --          21,391,000
   Undeclared dividends on
   redeemable preferred stock                      --                --          (1,110,000)         (608,000)       (1,718,000)
   Fair value of options granted                   --                --              53,000              --              53,000
   Net loss                                        --                --                --          (6,591,000)       (6,591,000)
                                           ------------      ------------      ------------      ------------      ------------
Balance as of December 31, 1996               9,394,115            94,000        20,549,000        (8,367,000)       12,276,000

   Issuance of capital stock -
   acquisition of computer software              30,303              --             250,000              --             250,000
   Fair value of options granted                   --                --             295,000              --             295,000
   Net loss                                        --                --                --          (8,947,000)       (8,947,000)
                                           ------------      ------------      ------------      ------------      ------------
Balance as of December 31, 1997               9,424,418            94,000        21,094,000       (17,314,000)        3,874,000
Issuance of capital stock-
Hawthorn acquisition                          2,222,222            22,000        17,754,000              --          17,776,000
Development fund                                500,000             5,000         5,602,000              --           5,607,000
Stock offering                                4,250,000            43,000        40,758,000              --          40,801,000
Best acquisition                                350,000             3,000         3,890,000              --           3,893,000
Fair value of options granted                      --                --             318,000              --             318,000
Net loss                                                                                           (2,884,000)       (2,884,000)
                                           ------------      ------------      ------------      ------------      ------------
Balance as of December 31, 1998              16,746,640      $    167,000      $ 89,416,000      $(20,198,000)     $ 69,385,000
                                           ------------      ------------      ------------      ------------      ------------
                                           ------------      ------------      ------------      ------------      ------------



         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      DECEMBER 31,         DECEMBER 31,     DECEMBER 31,
                                                                          1998                 1997            1996
                                                                      ------------         ------------     ------------
OPERATING ACTIVITIES:
   Net loss                                                         $ (2,884,000)     $ (8,947,000)     $ (6,591,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     1,393,000           571,000           537,000
     Deferred compensation amortization                                  318,000           295,000            53,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                (1,802,000)         (154,000)         (114,000)
     (Increase) in prepaid expenses and deposits                         388,000          (362,000)         (335,000)
     (Increase) in promissory notes receivable                        (5,778,000)       (2,557,000)       (1,174,000)
     (Increase) in deferred commissions                               (3,358,000)       (2,859,000)       (2,712,000)
     (Increase) in other assets                                       (3,389,000)         (548,000)         (560,000)
     (Increase) in accounts payable                                     (640,000)          459,000           478,000
     Increase (decrease) in accrued expenses                             404,000          (120,000)        1,045,000
     Increase in commissions payable                                     293,000           334,000           815,000
     Increase in deferred application fees                             2,265,000         3,323,000         5,545,000
     Increase in subordinated debentures paid in kind                                      935,000              --
                                                                    ------------      ------------      ------------

       Net cash used in operating activities                         (12,790,000)       (9,630,000)       (3,013,000)

INVESTING ACTIVITIES:
   Issuance of long-term note receivable                             (15,000,000)
   Acquisition of property and equipment                              (5,349,000)       (5,162,000)         (263,000)
   Proceeds from sale of properties                                    7,183,000
   Acquisition of franchise rights                                    (2,735,000)         (223,000)         (117,000)
                                                                    ------------      ------------      ------------

       Net cash used in investing activities                         (15,901,000)       (5,385,000)         (380,000)

FINANCING ACTIVITIES:
   Issuance of redeemable preferred stock                                                     --                --
   Repayment of subordinated debt                                    (19,866,000)
   Issuance of common stock, net                                      48,633,000              --          21,513,000
   Redemption of common stock                                                               (6,000)         (119,000)
   Principal payments on borrowings                                                       (277,000)         (706,000)
                                                                    ------------      ------------      ------------
       Net cash provided by (used in) financing activities            28,767,000          (283,000)       20,688,000
                                                                    ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                       76,000      $(15,298,000)     $ 17,295,000
CASH AND TEMPORARY INVESTMENTS
   Beginning of period                                                15,890,000        31,188,000        13,893,000
                                                                    ------------      ------------      ------------
   End of period                                                    $ 15,966,000      $ 15,890,000      $ 31,188,000
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                           $    762,000      $  1,009,000      $    144,000
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------
   Noncash activities;
     Undeclared dividends accrued on redeemable preferred stock                               --        $  1,718,000
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------
   Issuance of 30,303 shares of Class A common stock for
     Reservations System Software                                   $                      250,000              --
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997 AND FOR THE THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


1.    ORGANIZATION AND BASIS OF PRESENTATION


      U.S. Franchise Systems, Inc. (the "Company") was incorporated in November 1997 for purposes of acquiring the Hawthorn Suites brand. See "Hawthorn Acquisition." The Company's predecessor also known as USFS, was incorporated in Delaware in August 1995. The term "the Company" refers to USFS before the Merger, and as the surviving corporation in the merger. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      MICROTEL INNS AND SUITES FRANCHISING, INC.: On September 7, 1995, the Company entered into an agreement (the "Microtel Agreement") with Hudson Hotels Corporation ("Hudson") to acquire the exclusive worldwide franchising rights and operating assets of the Microtel hotel system (the "Microtel Acquisition"). The Microtel Agreement requires the Company to pay a royalty for the right to use, and license others to use, certain trademarks, service marks, and trade names associated with the Microtel hotel system.

      HAWTHORN SUITES FRANCHISING, INC.: On March 12, 1998, the Company completed a series of transactions (collectively, the "Merger") which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. Prior to the Merger, Hawthorn Suites Associates, an Illinois joint venture ("HSA") and HSA Properties, Inc., a Delaware corporation ("HPI"), collectively owned 99% of the membership interest in HSA Properties, L.L.C., a Delaware limited liability company ("HSA LLC"), which owned all of the trademarks, copyrights and other intellectual property related to the Hawthorn Suites brand. Immediately prior to the Merger, all of HSA's and HPI's respective membership interests in HSA LLC were transferred to USFS Hawthorn, Inc., in a transaction whereby (i) HSA was issued 2,199,775 shares of Class A Common Stock, and (ii) HPI was issued 22,447 shares of Class A Common Stock. Since the remaining 1% membership interest in HSA LLC was owned by USFS, following the Merger, HSA LLC became a wholly owned subsidiary of the Company and the Master Franchise Agreement dated as of March 27, 1996 between USFS and HSA LLC was terminated. The Company now has the exclusive right to franchise the Hawthorn Suites brand of hotels and to retain 100% of the royalties derived therefrom.

      BEST INNS AND SUITES FRANCHISING, INC.: On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired the assets of a fee-based hotel management company. To facilitate the transaction, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns acquisition (the "Acquired Hotels") and is structurally subordinated to such third party loan. The Company also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances. No such additional loans had been made as of December 31, 1998. The Company also issued to Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate of Ventures, 350,000 shares (the "Alpine Shares") of Class A Common Stock for a purchase price of $1.6 million. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by the Company's CEO (Mr. Leven), and CFO (Mr. Aronson). Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each hotel added to the Best Inns system after the closing of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates.

      RESERVATIONS AND ADVERTISING FUNDS: In 1998, the Company created independent reservations and advertising not-for-profit corporations owned by its franchisees (the "Funds") for the purpose of collecting and disbursing reservations and advertising fees related to the Microtel and Hawthorn brands. In connection with the creation of the Funds, the Company ceased reporting reservations and advertising fees and expenses within its consolidated financial statements effective April 1, 1998. Any deficits arising from reservations and advertising operations for quarterly periods prior to April 1, 1998 have been included in general and administrative expenses. The Company manages the reservations and advertising programs on behalf of the Funds and has made interest bearing loans to the Microtel Fund to supplement reservation, advertising and promotional efforts and may make additional loans in the future. The Company also administers reservations and advertising programs on behalf of Best Inns franchisees by virtue of its management of Best Reservations Corp, an Illinois not-for-profit corporation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     APPLICATION FEE REVENUE AND RELATED COSTS - Initial franchise fee revenue consists of application fees received by the Company's subsidiaries from prospective franchisees. Such fees are recognized in income when the underlying hotels open. Franchise sales commissions, and other related selling costs are deferred until the underlying hotels open, at which time such costs are charged to expense.

     ROYALTY AND FEE REVENUE - The Company recognized royalty fee income on the accrual method.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS- During the years ended December 31, 1998 and 1997 the Company charged $116,000 and $10,000 as an allowance for estimated uncollectible accounts, respectively, and reduced the allowance by $59,000 and $39,000, respectively. Charges to the account are made on a specific identification basis.

     CASH AND TEMPORARY CASH INVESTMENTS - The Company considers its investments with an original maturity of three months or less to be cash equivalents.

     FRANCHISE RIGHTS - Franchise rights represent the cost of acquiring such rights and are amortized on a straight-line basis over 25 years for Microtel, 31 years for Hawthorn and 33 years for Best Inns. The accumulated amortization is $1.2 million and $447,000 at December 31, 1998 and 1997, respectively.

     OTHER ASSETS - Other assets primarily consist of development subsidies (amortized over the operating life of the license agreement), architectural drawings and renderings (amortized over 15 years ), loans and loan participations and organization and start-up costs (amortized over five years).

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of long-lived Assets and long-lived Assets to Be Disposed of," as of January 1, 1996. Long-lived assets, principally intangibles, are evaluated quarterly and written down to fair value when management believes that the unamortized balance cannot be recovered through future undiscounted cash flows. No assets were written down to fair value during the three years ended December 31, 1998.

     INCOME TAXES - The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach in accounting for income taxes.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, trade and notes receivables, other current assets, accounts payable, accrueds, and notes payable meeting the definition of a financial instrument approximate fair value.

     STOCK-BASED COMPENSATION PLANS - The Company has elected to account for its Stock Option plans in accordance with SFAS 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, compensation is recognized for the fair value of options granted over the vesting period.

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) information and makes the computation comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Net income per share basic is computed based on net income divided by the weighted average common shares outstanding. If required, on a diluted basis, net income per share - diluted is computed by dividing net income by the weighted average common and common shares during the year plus the incremental shares that would have been outstanding under stock option plans.

     MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain amounts in the prior year financial statements have been reclassified to conform with the 1998 financial statement presentation.

3.   STOCKHOLDERS EQUITY

     The Company has two classes of common stock: Class A Common Stock, par value $.01 per share and Class B Common Stock, par value $.01 per share outstanding at December 31, 1998 and 1997, respectively. Shares of Class A Common Stock and Class B Common Stock are identical in all respects except that: (i) holders of Class B Common Stock are entitled to ten votes per share and holders of Class A Common Stock are entitled to one vote per share; and (ii) the shares of Class B Common Stock are convertible into Class A Common Stock at the option of the holder and, with limited exceptions, upon the transfer thereof. There are 30 million shares of Class A Common Stock and 5 million shares of Class B Common Stock authorized for issuance.

     On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share. Net proceeds to the Company were approximately $21 million. Had the offering occurred on January 1, 1996, pro forma loss applicable to common stockholders per share would have been $.66 for the year ended December 31, 1996. Pro forma weighted average shares of 12,580,409 are assumed outstanding for purposes of the pro forma loss applicable to common stockholder per share calculation. On May 19, 1998, the Company completed a public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share. Net proceeds were approximately $41 million, of which approximately $30 million was used by the Company to repay all of its outstanding indebtedness including all principal and accrued interest. The remaining $11 million was held either as cash or cash equivalents and will be used for working capital and general corporate purposes.


4.   PROPERTY AND EQUIPMENT

     Property and equipment is recorded at historical cost and consisted of the following at December 31, 1998 and 1997, respectively:


                                                         1998           1997
                                                   ----------     ----------

            Land                                   $1,122,000     $1,847,000
            Construction-in-progress                  198,000      2,339,000
            Furniture, fixtures, and equipment        594,000        276,000
            Computer equipment and software         1,978,000      1,273,000
                                                   ----------     ----------
                                                   $3,892,000      5,735,000
            Less accumulated depreciation             496,000        140,000
                                                   ----------     ----------
                                                   ----------     ----------
                                                   $3,396,000     $5,595,000
                                                   ----------     ----------
                                                   ----------     ----------


     PC based computer software is depreciated on a straight-line basis over a period of three years. The reservation system and accounting system software are depreciated on a straight-line basis over a period of five years. Computer equipment is depreciated using the 200% declining-balance method over a period of five years. The remaining fixed assets are depreciated using the 200% declining-balance method over a period of seven years. Depreciation expense was $365,000, $108,000 and $30,000 for the years ended December 31, 1998, and 1997 and 1996, respectively.

5.   LEASES

     The Company leases certain equipment and office space used in its operations. Rental expense under operating leases was $461,000, $366,000 and $231,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The future minimum rental commitments under non-cancelable operating leases at December 31, 1997 were as follows:

           1999                                  $  454,000
           2000                                     372,000
           2001                                     131,000
           2002                                      66,000
           2003                                      17,000
                                           -----------------
           Total                                $ 1,040,000
                                           -----------------
                                           -----------------

6.   REDEEMABLE PREFERRED STOCK AND SUBORDINATED DEBENTURES

     Until December 31, 1996, the cumulative redeemable exchangeable preferred stock earned cumulative dividends at an annual dividend rate of 10%, payable in additional shares of redeemable preferred stock. On January 1, 1997, the Company exercised its option to exchange the redeemable preferred stock at its liquidation value of $18,477,000 into 10% subordinated debentures due September 29, 2007. In May 1998 the Company repaid all outstanding principal and interest on the subordinated debentures with a portion of the proceeds from its $41 million equity offering (note 3).

7.   STOCK PURCHASED BY EMPLOYEES

     Under the terms of certain employee stock purchase agreements, Company management holds 4,056,133 shares of restricted stock and 1,371,319 shares of unrestricted stock at December 31, 1998.

     The Company repurchased 30,921 unrestricted and 26,886 restricted shares (57,807 shares in the aggregate) from two management employees who left the Company during 1997 at $.1034 and $.1137 per share, respectively, pursuant to the terms of the departing management employees' respective employee stock purchase agreements. As of December 31, 1997 and 1998 the 57,807 shares are held by the Company as treasury stock. Pursuant to the terms of their respective employee stock purchase agreements, certain management shareholders have the right to purchase, at any time, the repurchased shares from the Company at the price paid by the Company. Such shareholders permanently declined the option to repurchase such shares held as treasury stock. Unrestricted shares and restricted shares are subject to five year and ten year vesting periods, respectively, subject to, among other things, the management employee's continued employment by the Company. Any shares which are forfeited will be repurchased by the Company and reoffered to certain management shareholders at $.1034 or $.1137 per share, as applicable, based on the price paid by the management employee for the shares. Compensation expense will be recorded to the extent the fair value of the reoffered shares exceeds $.1034 or $.1137, as applicable. All restricted shares are subject to an earnings test formula based upon increases in the Company's earnings before interest, taxes, and depreciation and are deemed earned upon the satisfaction of these performance criteria (the "Earned Shares"). Earned Shares are subject to forfeiture if the holder's employment ceases with the Company before September 29, 2005. Any restricted shares that have not been earned by September 29, 2005 will be redeemed by the Company and reissued to the original stockholders of the Company (other than certain management shareholders) pro rata based on their original holdings of common stock. Restricted shares and all other shares subject to the employee stock purchase agreements held by other members of management have been classified as redeemable common stock in the balance sheet because they are redeemable by the Company under certain circumstances for reasons beyond the Company's control.

8.   STOCK OPTION PLANS

     The Company has two stock option plans which reserve shares of Class A Common Stock for its officers, employees, consultants and advisors (the "Employee Plan") and for its non-employee directors (the "Directors Plan"). Under the Employee Plan, the Option Committee of the Board of Directors may grant options for up to 725,000 shares of the Company's Class A Common Stock. The options generally have a maximum life of seven years. Under the Directors Plan, the Company may grant options to its non-employee directors for up to 125,000 shares of the Company's Class A Common Stock. Non-employee directors are each awarded options to purchase 2,000 shares upon their election to the Board of Directors. In addition, commencing on January 1, 1998, each non-employee director receives a grant of 2,000 stock options on January 1 of each year they continue to serve on the Board. The director options become exercisable on the first anniversary of the grant date and their maximum life is ten years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                      1998         1997
                                                      ----         ----
                     Expected life (years)             3.9          3.8
                     Expected volatility              30.0%        30.1%
                     Risk free interest rate           6.0%         6.0%
                     Dividend Yield                    0.0%         0.0%



     Activity related to the Company's two stock option plans is summarized as follows:

                                                  1998                      1997
                                          -------------------------  ------------------------
                                                       WEIGHTED AVG.            WEIGHTED AVG.
                                           SHARES    EXERCISE PRICE  SHARES    EXERCISE-PRICE
                                           ------    --------------  ------    --------------

Options outstanding as of January 1        228,500      $   11.39    178,500      $   13.48
Granted                                    326,757           7.66    105,700           8.66
Forfeited                                  (70,400)          9.38    (55,700)         12.72
                                          --------      ---------   --------      ---------
Options outstanding as of December 31      484,857      $    9.28    228,500      $   11.39
                                          --------      ---------   --------      ---------
                                          --------      ---------   --------      ---------
Options exercisable as of December 31       53,163                    39,950
                                            ------                    ------
                                            ------                    ------

Weighted-average fair value of options
   granted during the year                   $2.23                     $2.78
                                            ------                    ------
                                            ------                    ------



     The following table summarizes information about stock options outstanding at December 31, 1998:

                               OPTIONS           OUTSTANDING                                   OPTIONS         EXERCISABLE
                            --------------     ----------------                             -------------     --------------
                               NUMBER           WEIGHTED AVERAGE         WEIGHTED              NUMBER             WEIGHTED
    RANGE OF                OUTSTANDING AT       REMAINING                AVERAGE           EXERCISABLE AT         AVERAGE
    EXERCISE PRICES         DEC. 31, 1998      CONTRACTUAL LIFE       EXERCISE  PRICE       DEC. 31, 1998      EXERCISE PRICE
    ---------------         -------------      ----------------         ---------           -------------      --------------


    $.1034 to $.11375           30,921               3.50                 $ 0.11                        0                 $ 0
    $  5.75  to $7.63          115,000               4.56                   6.58                      313                7.00
    $  8.13  to $9.88           90,950               3.15                   8.60                   17,650                8.57
    $10.38 to $ 13.50          221,100               2.20                  12.26                   35,200               13.50
                            ----------            -------            -----------                ---------            ---------
    Total                      457,971               3.07                 $ 9.28                   53,163             $ 11.83
                            ----------            -------            -----------                ---------            ---------
                            ----------            -------            -----------                ---------            ---------
    Performance
    Based Options*            26,886
                           ----------
     Total options **        484,857
                           ----------



* Performance Based options have been granted to an employee at an average exercise price of $ .105 per share. Vesting of these options is conditional on the Company achieving certain profitability targets. Compensation cost will be estimated and recorded for these options when management can reasonably estimate the likelihood that the performance criteria will be achieved by the Company.

** The fair value of options granted during the years ended December 31, 1998 and 1997 was $610,000 and $213,000 respectively, which is being amortized as compensation expense over the vesting period. Compensation expense of $318,000, $295,000 and $53,000 was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.

9. ESTABLISHMENT OF DEVELOPMENT FUND
   On March 17, 1998, NorthStar Constellation, LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar ("Constellation"), formed Constellation Development Fund (the "Development Fund"). The Development Fund was established, in part, to provide capital that will allow the Company to expand its Microtel and Hawthorn Suites brands into high visibility, difficult to develop areas by providing debt and equity financing to selected local developers. NorthStar, Lubert-Adler and Constellation agreed to contribute to the Development Fund equity up to $50 million. On October 31, 1998 the Development Fund entered into a $60 million senior credit facility with NationsBank, N.A. As of December 31, 1998 the Development Fund has committed to fund the construction of eight Microtel and two Hawthorn Suites hotels, and is currently in the process of reviewing additional projects. In connection with the establishment of the Development Fund, the Company committed to make a loan of up to $10 million to Constellation. Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of December 31, 1998, the Company had made loans of approximately $2.6 million in the aggregate to Constellation. Due to the uncertainty surrounding ultimate recoverability of the subordinated loan, the Company is accounting for it on the cost-recovery basis, where interest income is recorded only after recovery of principal. The Company will be paid $3.5 million over the first five years to manage the Development Fund. In connection with this transaction, the Company also sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable on a pro-rata basis within 18 months of the commitment of the Development Fund's capital at a price of $11.25 per share. In addition, David T. Hamamoto, Co-Chief Executive Officer of NorthStar was elected to the Board of Directors of the Company. Dean Adler, a director of the Company, serves as a manager of Lubert-Adler, and Mr. Adler, along with Mr. Hamamoto and Mr. Aronson, serve as managers of the Development Fund.

10. SEGMENT REPORTING

The Company owns three brands and operates a management company in the United States. Revenues, net income (after allocation of corporate overhead), and identifiable assets are estimated as follows:

                                                                           Management          Other/
                          Microtel       Hawthorn           Best            Company          Corporate              Consolidated
Revenues
        1998           $  3,646,000    $  3,410,000  $   1,072,000   $       1,407,000    $     1,049,000    $     10,584,000
        1997           $  1,394,000    $    203,000  $           -   $               -    $       270,000    $      1,867,000
        1996           $     26,000    $          -  $           -   $               -    $        68,000    $         94,000

Net Income (loss)
        1998           $   (956,000)   $   (107,000) $    (523,000)  $       (365,000)    $      (933,000)   $    (2,884,000)
        1997           $   (163,000)   $    (40,000) $            -                -      $    (8,744,000)   $    (8,947,000)
        1996           $      45,000   $     24,000  $            -                -      $    (6,660,000)   $    (6,591,000)

Identifiable Assets
        1998           $ 15,255,000    $  26,086,000 $  21,895,000   $      1,043,000     $    20,039,000    $     84,318,000
        1997           $ 15,921,000    $   7,693,000 $           -   $              -     $    12,737,000    $     36,351,000
        1996           $ 13,506,000    $   6,091,000             -   $              -     $    20,508,000    $     40,105,000

Capital Expenditures
        1998           $  4,341,000    $  18,362,000 $   4,583,000                  -     $     1,008,000    $     28,294,000
        1997           $  4,211,000    $     223,000             -                  -     $       951,000    $      5,385,000
        1996           $    432,000             -                -                  -     $             -    $        432,000


11.   INCOME TAXES

    Deferred income taxes in the accompanying consolidated statement of financial position includes the following amounts of deferred tax assets and liabilities at December 31, 1998 and 1997, respectively:

                                                             1998               1997
                                                          ------------      -------------
DEFERRED TAX LIABILITIES:
  Deferred expenses                                       $ (2,955,000)     $   (487,000)
  Other                                                       (251,000)          (76,000)
                                                          ------------      -------------
Total                                                     $ (3,206,000)     $   (563,000)
                                                          ------------      -------------
                                                         ------------      -------------


DEFERRED TAX ASSETS:
   Operating loss carryforwards                           $  6,781,000      $  4,386,000
   Deferred revenue                                          3,905,000         2,165,000
   Compensation cost                                           259,000           135,000
   Other                                                       112,000           123,000
                                                          ------------      -------------
Total                                                       11,057,000         6,809,000
                                                          ------------      -------------
Valuation allowance                                       $ (7,851,000)      ( 6,246,000)
                                                          ------------      -------------
Net deferred tax asset (liability)                        $       --        $       --
                                                          ------------      -------------
                                                          ------------      -------------

     As of December 31, 1998 and 1997, the Company had accumulated net operating loss carryforwards of $17,844,000 and $11,542,000, respectively which begin to expire in the year 2010.

     During the years ended December 31, 1998, and 1997 the Company increased the valuation allowance against its net deferred tax asset by $1.6 million and $3.3 million, respectively due to the uncertainty of the realizability of net deferred tax assets.

     The following is a reconciliation of the statutory tax rate to the effective tax rate of the Company at December 31, 1998 and 1997, respectively:

                                            1998      1997
                                            ----      ----
Statutory federal rate                        34%       34%
Statutory state rate less federal effect       4%        4
Effect of income not subject to tax                     (1)
Change in valuation allowance                (38)      (37)
                                            ----      ----
Effective tax rate                             - %       - %
                                            ----      ----
                                            ----      ----

12.    COMMITMENTS

The Company, as part of the Microtel Agreement, is required to fulfill certain obligations under such Agreement. Among such obligations, the Company is required to execute franchise agreements and to have open or under construction the following number of Microtel hotels each December, annually:

        Year                             Number of Hotels
        ----                             ----------------
       1997                                     50
       1998                                    100
       1999                                    175
       2000                                    250

The above development schedule is considered to have been complied with unless such schedule is not met for two consecutive years. If 75% of the development level has been met, a fee of $1,000,000 may be paid and upon such payment, the Company will be deemed to be in compliance with such schedule. Hudson has retained the right to receive franchise application and royalty payments for hotels open or under development on October 5, 1995. In addition, Hudson has the right to build an additional 31 hotels without paying franchise application or royalty fees. The Company is required to remit to Hudson a continuing monthly royalty equal to 1.0% of the revenues subject to royalties on the first 100 Microtel properties opened by the Company's franchisees, 0.75% for the next 150 Microtel properties, and 0.5% for each new property after the first 250 properties. If any of the above obligations are not met, including the payment of amounts due to Hudson, the rights to the Microtel system will, at Hudson's discretion, revert back to Hudson. In the event Hudson exercises its rights to the Microtel system, the Company, through Microtel will retain the rights to any franchise royalty payments due under franchises granted by the Company and its subsidiary, less certain processing fees due to Hudson.

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer. The agreements are for a ten year term expiring on September 30, 2005 and provide minimum salary levels and other fringe benefits.


13. SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)

      1998                                        First            Second           Third           Fourth       Total Year
      ----                                        -----            ------           -----           ------       ----------
Revenue                                    $  1,296,000      $  2,795,000      $  3,354,000     $  3,139,000      $ 10,584,000
Net income (loss)                            (1,855,000)       (1,256,000)          109,000          118,000        (2,884,000)
Income (loss) applicable to common
   stockholders                              (1,855,000)       (1,256,000)          109,000          118,000        (2,884,000)

Weighted avg shares outstanding              13,094,249        17,837,891        19,875,113       19,875,113        17,670,591
Net income (loss) applicable to common
   stockholders per share-basic                    (.14)             (.07)              .01              .01              (.16)


      1997                                        First            Second           Third           Fourth       Total Year
      ----                                        -----            ------           -----           ------       ----------
Revenue                                     $   158,000     $   384,000     $   590,000     $   735,000     $ 1,867,000
Net loss                                      2,515,000       2,174,000       2,181,000       2,077,000       8,947,000
Loss applicable to common
   stockholders                               2,515,000       2,174,000       2,181,000       2,077,000       8,947,000

Weighted avg shares outstanding              12,580,395      12,580,395      12,541,405      12,552,891      12,563,772
Net loss applicable to common
   stockholders per share-basic             $      0.20     $      0.17     $      0.17     $      0.17     $      0.71


(a) Due to the changes in the numbers of shares outstanding, quarterly per share amounts do not add to the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

                                    PART III

Items 10, 11, 12, and 13 to be furnished by amendment hereto on or prior to April 30, 1999 or the Company will otherwise have filed a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A which will contain such information.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) 1. FINANCIAL STATEMENTS:

See Table of Contents to Financial Statements ("Item 8. Financial Statements and Supplementary Data").

         2. FINANCIAL STATEMENT SCHEDULES:

No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. EXHIBITS: The following exhibits are filed with or incorporated by reference into this Report. Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
NUMBER   DESCRIPTION

2.1 Agreement and Plan of Merger, dated December 9, 1997, between U.S. Franchise Systems, Inc. and USFS Hawthorn, Inc. (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

2.2 Contribution Agreement, dated December 9, 1997, among Hawthorn Suites Associates, HSA Properties, Inc., USFS Hawthorn, Inc. and U.S. Franchise Systems, Inc. (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

3.2 By-laws (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

4.2 Specimen Class A Common Stock Certificate (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

4.3 Specimen Class B Common Stock Certificate (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

4.4 Shareholders Agreement, dated as of March 12, 1998 by and among Hawthorn Suites Associates, HSA Properties, Inc., Michael A. Leven, Neal K. Aronson and U.S. Franchise Systems, Inc. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

4.5 Registration and Tag-Along Rights Agreement dated as of March 17, 1998 between (i) U.S. Franchise Systems, Inc., (ii) Sextant Trading LLC, Lubert-Adler Real Estate Opportunity Fund, L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P., and (iii) Michael Leven and Neal K. Aronson (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

4.6 Registration Rights Agreement dated as of April 28, 1998 among U.S. Franchise Systems, Inc., Alpine Hospitality Equities LLC, Michael A. Leven and Neal K. Aronson (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.1 Form of License Agreement for Microtel brand hotels (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.2 Form of License Agreement for Hawthorn Suites brand hotels (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.3 Joint Venture Agreement between Microtel Franchise and Development Corporation and U.S. Franchise Systems, Inc. dated as of September 7, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.5 Amended and Restated Stockholders' Agreement, dated as of September 29, 1995, as amended on October 11, 1996, among the Company and the Original Investors (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.6 Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Michael A. Leven, entered into as of September 29, 1995, as amended effective October 24, 1996 (incorporated by reference from the Company's Registration Statement on Form S- 1 (Registration No. 333-11427)).

10.7 Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Neal K. Aronson, entered into as of September 29, 1995, as amended effective October 24, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.8 Employment Agreement by and between U.S. Franchise Systems, Inc. and Michael A. Leven, dated October 1, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.9 Employment Agreement by and between U.S. Franchise Systems, Inc. and Neal K. Aronson, dated October 1, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.10 Voting Agreement between Michael A. Leven and Andrea Leven entered into on October 30, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.11 Voting Agreement between Michael A. Leven and Neal K. Aronson entered into on October 30, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.12 Office Lease Agreement between Hallwood Real Estate Investors Fund XV and U.S. Franchise Systems, Inc., dated September 25, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.13 First Amendment to Office Lease between Hallwood 95, L.P. and U.S. Franchise Systems, Inc., dated May 20, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.14 U.S. Franchise Systems, Inc. Amended and Restated 1996 Stock Option Plan (incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-5707, Exhibit 4.3).

10.15 U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).


10.16 Term Sheet, dated May 14, 1996, between the Company and NACC regarding the Franchise Financing Facility (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.17 Voting Agreement between Michael A. Leven and Andrea Leven entered into on March 12, 1998 (incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

10.18 Voting Agreement between Michael A. Leven and Neal K. Aronson entered into on March 12, 1998 (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

10.21 Agreement of Purchase and Sale between America's Best Inns, Inc. and The Other Selling Entities Listed on Schedule I thereto and Best Acquisition, Inc., dated December 15, 1997. The Registrant agrees to furnish copies of the schedules hereto supplementally to the Commission on request (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-46185)).

10.22 Promissory Note, dated March 18, 1998, from Constellation Equity Corp. to the Registrant in the principal amount of $10 million.

10.23 Management Services Agreement, dated March 17, 1998, between the Registrant and Constellation Development Fund LLC.

10.24 Asset Transfer Agreement dated as of April 28, 1998 among Best Acquisition, Inc., Alpine Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC, America's Best Inns, Inc. and the entities identified on Schedule 1 thereto. The Company agrees to furnish copies of the schedules hereto supplementally on request (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.25 Securities Purchase Agreement dated as of April 28, 1998 by and between U.S. Franchise Systems, Inc. and Alpine Hospitality Equities LLC. The Company agrees to furnish copies of the schedules hereto supplementally on request (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.26 Hotel Management Agreement made and entered into on April 28, 1998 by and among Alpine Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC and USFS Management, Inc. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.27 Amended and Restated License Agreement dated April 28, 1998 by and between Best Franchising, Inc. and RSVP-BI OPCO, LLC (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.28 Best Franchising, Inc. current form of License Agreement for Best Inns hotels (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.30 Senior Subordinated Note Purchase Agreement dated as of April 28, 1998 between Alpine Hospitality Ventures LLC and U.S. Franchise Systems, Inc. The Company agrees to furnish copies of the schedules hereto supplementally on request (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

10.31 Subscription Agreement dated as of March 17, 1998 between (i) U.S. Franchise Systems, Inc., (ii) Sextant Trading LLC, and (iii) Lubert-Adler Real Estate Opportunity Fund, L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P. (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-23941)).

21.1*    List of Subsidiaries of U.S. Franchise Systems, Inc.

23.1*    Consent of Deloitte & Touche, LLP.

27.1* Financial Data Schedule for the years ended December 31, 1998, 1997 and 1996, submitted to the Securities and Exchange Commission in electronic format.

* Filed herewith.

Copies of the exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

(B)      REPORTS ON FORM 8-K
         -------------------

During the period from October 1, 1998 to December 31, 1998 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  U.S. Franchise Systems, Inc.
                                        (Registrant)

                      By      /S/ MICHAEL A. LEVEN
                                           Michael A. Leven
                               Chairman of the Board, President
                                    and Chief Executive Officer
Dated March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                             TITLES

/S/  MICHAEL A. LEVEN
----------------------------------
(Michael A. Leven)                  Chairman, President and Chief Executive Officer and Director
                                    (Principal Executive Officer)
/S/  NEAL K. ARONSON
----------------------------------
(Neal K. Aronson)                   Executive Vice President, Chief Financial Officer and
                                    Director (Principal Financial and Accounting Officer)
/S/  DEAN ADLER
----------------------------------
(Dean Adler)                                          Director

/S/  IRWIN CHAFETZ
----------------------------------
(Irwin Chafetz)                                       Director

/S/  DOUG GEOGA
----------------------------------
(Doug  Geoga)                                         Director

/S/  RICHARD D. GOLDSTEIN
----------------------------------
(Richard D. Goldstein)                                Director

/S/  DAVID T. HAMAMOTO
----------------------------------
(David T. Hamamoto)                                   Director

/S/  STEVE ROMANIELLO
----------------------------------
(Steve Romaniello)                                    Director

/S/  JEFFREY A. SONNENFELD
----------------------------------
(Jeffrey A. Sonnenfeld)                               Director


----------------------------------
(Barry Sternlicht)                                    Director

                                  EXHIBIT INDEX

21.1     List of Subsidiaries of U.S. Franchise Systems, Inc.

23.1     Consent of Deloitte & Touche, LLP.

27.1 Financial Data Schedule for the years ended December 31, 1998, 1997 and 1996, submitted to the Securities and Exchange Commission in electronic format.