Form 10-Q
period 1999-03-31
US FRANCHISE SYSTEMS INC/
filed 1999-05-13
CIK 1054636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

    (MARK ONE)

       /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999


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

         There were 17,167,194 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of May 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          U.S. FRANCHISE SYSTEMS, INC.

                                      INDEX


                                                                                                                           PAGE
PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
               Consolidated Statements of Financial Position at December 31, 1998 and March 31, 1999 (Unaudited)............ 3
               Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (Unaudited)......... 4
               Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited)......... 5
               Notes to Consolidated Financial Statements (Unaudited)....................................................... 6
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................ 7
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................12
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS............................................................................................12
ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................12
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES..............................................................................12
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................12
ITEM 5.        OTHER INFORMATION............................................................................................12
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.............................................................................12
               SIGNATURES...................................................................................................13
               EXHIBIT INDEX................................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                                               MARCH 31,            DECEMBER 31,
                                                                                               ---------            ------------
                                                                                                  1999                  1998
                                                                                                  ----                  ----
 ASSETS
 CURRENT ASSETS

    Cash and temporary cash investments....................................................   $ 11,868,000          $ 15,966,000
    Accounts receivable ...................................................................      2,078,000             2,070,000
    Deposits and prepaid expenses..........................................................        398,000               315,000
    Promissory notes receivable............................................................      1,121,000               919,000
    Deferred commissions...................................................................      2,101,000             1,615,000
                                                                                              ------------          ------------
            TOTAL CURRENT ASSETS...........................................................     17,566,000            20,885,000

 PROMISSORY NOTES RECEIVABLE...............................................................     25,558,000            23,590,000
 PROPERTY AND EQUIPMENT-Net................................................................      3,331,000             3,396,000
 FRANCHISE RIGHTS-Net......................................................................     24,923,000            25,138,000
 DEFERRED COMMISSIONS......................................................................      6,842,000             6,682,000
 OTHER ASSETS-Net..........................................................................      6,476,000             4,485,000
                                                                                              ------------          ------------
            TOTAL ASSETS...................................................................    $84,696,000          $ 84,176,000
                                                                                              ------------          ------------
                                                                                              ------------          ------------




LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:

    Accounts payable.......................................................................    $   183,000           $   498,000
    Commissions payable....................................................................        870,000             1,464,000
    Deferred application fees..............................................................      2,244,000             1,973,000
    Accrued expenses.......................................................................      1,066,000             1,252,000
                                                                                              ------------          ------------
            TOTAL CURRENT LIABILITIES......................................................      4,363,000             5,187,000
                                                                                              ------------          ------------
                                                                                              ------------          ------------
 DEFERRED APPLICATION FEES.................................................................      9,998,000             9,280,000
                                                                                              ------------          ------------
            TOTAL LIABILITIES..............................................................     14,361,000            14,467,000
                                                                                              ------------          ------------
                                                                                              ------------          ------------

 REDEEMABLE STOCK:

    Common shares                                                                                  324,000               324,000

 STOCKHOLDERS' EQUITY:

   Common shares .........................................................................         167,000               167,000
   Capital in excess of par................................................................     89,538,000            89,416,000
   Accumulated deficit.....................................................................    (19,694,000)          (20,198,000)
                                                                                              ------------          ------------


            TOTAL STOCKHOLDERS' EQUITY.....................................................     70,011,000            69,385,000
                                                                                              ------------          ------------

                                                                                              ------------          ------------
                                                                                              ------------          ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 84,696,000          $ 84,176,000
                                                                                              ------------          ------------
                                                                                              ------------          ------------


                 See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       THREE MONTHS        THREE MONTHS
                                                                           ENDED              ENDED

                                                                       MARCH 31, 1999      MARCH 31, 1998
                                                                       --------------      --------------

REVENUES:
  Royalty and fee income ...............................................   $  2,463,000    $    627,000
  Franchise application fees ...........................................        616,000         603,000
  Other ................................................................        616,000          66,000
                                                                           ------------    ------------
          TOTAL REVENUES ...............................................      3,176,000       1,296,000

EXPENSES:

  General and administrative ...........................................      2,422,000       2,405,000
  Franchise sales commissions ..........................................        659,000         313,000
  Depreciation and amortization ........................................        341,000         210,000
  Interest income ......................................................       (751,000)       (229,000)
  Interest expense .....................................................           --           452,000
                                                                           ------------    ------------
                                                                              2,671,000       3,151,000
                                                                           ------------    ------------

                                                                           ------------    ------------
            NET INCOME (LOSS) ..........................................        505,000      (1,855,000)
                                                                           ------------    ------------
                                                                           ------------    ------------

Weighted average number of common shares outstanding ...................     19,875,113      13,094,249
                                                                           ------------    ------------
                                                                           ------------    ------------

Weighted average number of common shares outstanding, assuming dilution.     20,023,661       13,094,249
                                                                           ------------    ------------
                                                                           ------------    ------------

Earnings (Loss) Per Share-(Basic and Diluted) ..........................           0.03           (0.14)
                                                                           ------------    ------------
                                                                           ------------    ------------


                 See Notes to Consolidated Financial Statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  THREE MONTHS     THREE MONTHS
                                                                                       ENDED          ENDED
                                                                                  MARCH 31, 1999  MARCH 31, 1998
                                                                                  --------------  --------------
 OPERATING ACTIVITIES:
    Net Income/(Loss) .........................................................   $    505,000    $ (1,855,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..........................................        341,000         210,000
       Deferred compensation amortization .....................................        122,000          53,000
    Changes in assets and liabilities
       Decrease/(Increase) in accounts receivable, prepaid expenses & deposits         (91,000)     (1,125,000)
       Decrease/(Increase) in promissory notes receivable .....................     (2,170,000)       (667,000)
       Decrease/(Increase) in deferred commissions ............................       (646,000)       (716,000)
       Decrease/(Increase) in other assets ....................................     (1,974,000)        (23,000)
      (Decrease)/Increase in accounts payable .................................       (315,000)       (482,000)
      (Decrease)/Increase in accrued expenses .................................       (186,000)      1,145,000
      (Decrease)/Increase in commissions payable ..............................       (594,000)       (407,000)
      (Decrease)/Increase in deferred application fees ........................        989,000         689,000
      (Decrease)/Increase in subordinated debentures in kind ..................                        243,000

         Net cash used in operating activities ................................     (4,019,000)     (2,935,000)

 INVESTING ACTIVITIES:

    Acquisition of property and equipment .....................................        (76,000)     (1,545,000)
    Acquisition of franchise rights ...........................................         (3,000)       (748,000)
                                                                                  ------------    ------------

         NET CASH USED IN INVESTING ACTIVITIES ................................        (79,000)     (2,293,000)


 FINANCING ACTIVITIES:
    Issuance of common stock, net .............................................                      5,624,000
                                                                                  ------------    ------------

                                                                                  ------------    ------------
         Net cash provided/(used) in financing activities .....................                      5,624,000
                                                                                  ------------    ------------

 NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS .........................     (4,098,000)        396,000

 CASH AND TEMPORARY INVESTMENTS
    BEGINNING OF PERIOD .......................................................     15,966,000      15,890,000
                                                                                  ------------    ------------

    END OF PERIOD .............................................................   $ 11,868,000    $ 16,286,000
                                                                                  ------------    ------------
                                                                                  ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Noncash activities:
Issuance of 2,222,222 shares for acquisition of Hawthorn                                           $17,777,000
Franchise rights


                 See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION


         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the full year.


2.  RECLASSIFICATIONS

         Certain amounts in the March 31, 1999 statement of operations have been reclassified to conform to current year classifications. In addition, certain reclassifications have been made in the balance sheet from December 31, 1998.

3.  EARNINGS PER SHARE
         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options. Certain of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.


4.  STOCK OPTION PLANS

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.


                                             1999           1998
                                             ----           ----
         Expected life (years)                3.6            3.9
         Expected volatility                   36%            30%
         Risk free interest rate              5.9%           6.0%
         Dividend Yield                       0.0%           0.0%




      During the first quarter of 1999, the Company granted options to purchase 203,550 additional shares at a weighted average exercise price of $9.03. In addition, 14,500 option shares reverted back to the Company during this same period. The stock option compensation expense for the first quarter was $87,000.

5.      SEGMENT REPORTING

         The Company owns three brands and operates a management company primarily in the United States. Revenues, net income (after allocation of corporate overhead), identifiable assets, and capital expenditures are estimated as follows:


                          MICROTEL       HAWTHORN          BEST        MANAGEMENT        OTHER/        CONSOLIDATED
                                                                        COMPANY        CORPORATE
Revenue
--------------------   ------------    ------------    ------------    ------------    ------------   ------------

March 31, 1999         $    879,000    $  1,018,000    $    576,000    $    453,000    $    250,000   $  3,176,000
March 31, 1998              652,000         374,000                                         270,000      1,296,000

Net Income (loss)

--------------------    ------------    ------------    ------------    ------------    ------------   ------------

March 31, 1999             (156,000)        (10,000)       (256,000)         57,000         870,000        505,000
March 31, 1998             (240,000)         (9,000)                                     (1,606,000)    (1,855,000)

Identifiable Assets

--------------------    ------------    ------------    ------------    ------------    ------------   ------------

March 31, 1999           15,663,000      27,904,000      23,873,000       1,248,000      16,008,000     84,696,000
March 31, 1998           14,520,000      26,656,000         262,000         150,000      17,551,000     59,139,000

Capital Expenditures

--------------------   ------------    ------------    ------------    ------------    ------------   ------------

March 31, 1999                2,000           1,000           2,000          46,000          27,000         78,000
March 31, 1998            2,113,000      18,527,000                                          75,000     20,715,000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                     GENERAL


         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. and its subsidiaries ("USFS" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         The Company was formed to acquire, market and service well-positioned brands with potential for rapid unit growth through franchising. The Company's initial brands, which are in the lodging industry, were the Microtel and Hawthorn Suites brands. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. In addition, in April 1998 the Company acquired the exclusive worldwide franchise rights to the Best Inns brand, an economy and upper economy brand positioned between the budget Microtel and upscale Hawthorn Suites brands. With the acquisition of the Best Inns brand, the Company also acquired management contracts and capabilities.

         As a franchisor, the Company licenses the use of its brand names to independent hotel owners and operators (i.e. franchisees). The Company provides its franchisees with a variety of benefits and services designed to (i) decrease development costs, (ii) shorten the time frame and reduce the complexity of the construction process and (iii) increase the occupancy rates, revenues and profitability of the franchised properties. The Company offers prospective franchisees access to financing, a business format, design and construction assistance (including architectural plans), uniform quality standards, training programs, national reservations systems, national and local advertising, promotional campaigns and volume purchasing discounts.

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

         Comparisons have been made between the three months ended March 31, 1999 and March 31, 1998 for the purposes of the following discussion:


RESULTS OF OPERATIONS


         FRANCHISE SALES GROWTH- Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:

FRANCHISE SALES GROWTH


                                                                                            AS OF MARCH 31,
                                                                                            ---------------

------------------------------------------------------------------------------------------ ------------------ ------------------
MICROTEL FRANCHISE DATA                                                                          1999               1998
------------------------------------------------------------------------------------------ ------------------ ------------------

Properties open (1)                                                                               135                 75

  Executed agreements and under construction                                                       65                 59
  Executed franchise agreements but not under construction                                        270                277
  Accepted applications                                                                            51                 60
Total in development and accepted applications (2)                                                386                396

------------------------------------------------------------------------------------------ ------------------ ------------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                                               521                471
------------------------------------------------------------------------------------------ ------------------ ------------------

(1) The Company does not receive royalties from 29 hotels open as of March 31, 1999.
(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

         Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:


                                                                                                      AS OF MARCH 31,

------------------------------------------------------------------------------------------ ------------------- -------------------
HAWTHORN SUITES FRANCHISE DATA                                                                    1999                1998
------------------------------------------------------------------------------------------ ------------------- -------------------
Properties open(1)                                                                                 54                  29

  Executed agreements and under construction                                                       38                  19
  Executed franchise agreements but not under construction                                        111                  65
  Accepted applications                                                                            69                  20
Total in development and accepted applications (2)                                                218                 104
------------------------------------------------------------------------------------------ ------------------- -------------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                                               272                 133
------------------------------------------------------------------------------------------ ------------------- -------------------

(1) The Company does not receive royalties from 1 hotel open as of March 31, 1999.
(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

       Since acquiring the Best Inns brand on April 28, 1998, the Company has realized franchise sales growth as follows:


                                                                                            AS OF MARCH 31,
------------------------------------------------------------------------------------------ ------------------
BEST INNS FRANCHISE DATA                                                                         1999
(inception to date)
------------------------------------------------------------------------------------------ ------------------

Properties open                                                                                    65

  Executed agreements and under construction                                                       19
  Executed franchise agreements but not under construction                                         26
  Accepted applications                                                                           103
Total in development and accepted applications (1)                                                148
------------------------------------------------------------------------------------------ ------------------
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS                                               213
------------------------------------------------------------------------------------------ ------------------

(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

 REVENUE-The Company has derived revenues from the following sources:


                                                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                      MARCH 31, 1999           MARCH 31, 1998
                                                                      --------------           --------------
     Royalty and fee income..............................                 $2,463,000                $ 627,000
     Franchise application fees..........................                    616,000                  603,000
     Other...............................................                     97,000                   66,000
                                                                          ----------              -----------
     TOTAL...............................................                 $3,176,000              $ 1,296,000


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
         Royalty and fee income increased $1,836,000 for the three months ended March 31, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to (i) the increase in royalty paying hotels from 75 to 224, and (ii) management fees for the hotels that the Company manages primarily as a result of the Best Inns acquisition. Other income increased $31,000 for the three months ended March 31, 1999 as compared to the comparable prior year's period due to increased usage of the Company's national accounts purchasing program.



         EXPENSES-The Company's expenses were as summarized below:


                                                                THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                    MARCH 31, 1999           MARCH 31, 1998
                                                                    --------------           --------------
   General and administrative..........................                 $2,422,000               $2,405,000
   Franchise sales commissions.........................                    659,000                  313,000
   Depreciation and amortization.......................                    341,000                  210,000
   Interest income.....................................                  (751,000)                (229,000)
   Interest expense....................................                                             452,000
                                                                        ----------               ----------
   TOTAL...............................................                 $2,671,000               $3,151,000


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
         Franchise sales commissions increased $346,000 for the three months ended March 31, 1999 as compared to the comparable prior year's period because more hotels opened during the first quarter of 1999 compared to the first quarter of 1998.

         Depreciation and amortization expense increase is due primarily to the amortization of the Best Inns and Hawthorn acquisitions and includes amortization for the cost of acquiring the Microtel, Hawthorn Suites and Best Inns hotel brands and depreciation of fixed assets.

         Interest income, resulting primarily from investments in cash and marketable securities, increased $552,000 for the three months ended March 31, 1999 as compared to the comparable prior year's period due primarily to higher cash balances.

         Interest expense decreased $452,000 for the three months ended March 31, 1999 as compared to the comparable prior year's period due to the repayment of the Company's 10% Subordinated Debentures during the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES


         The Company had approximately $11,868,000 in cash or equivalents as of March 31, 1999. The Company expects to satisfy its cash requirements during the next twelve months with its cash and cash equivalents. The Company has no outstanding lines of credit in place.

         For the three months ended March 31, 1999, the Company had net income of $505,000. Net cash used in operating activities was $4,019,000 and the primary operating adjustment to net income was an increase in promissory notes receivable related to various loans made by the Company and to an increase in other assets, including development subsidies. For the three months ended March 31, 1999 net cash used in investing activities was $79,000. Such investments were primarily a result of expenditures related to the acquisition of additional office furniture and equipment.

 YEAR 2000 COMPUTER MATTER

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or customer reservations or engage in similar normal business activities. Management has determined that the Year 2000 Issue will not pose material operational problems for its computer systems. Management expects that costs incurred in connection with the Year 2000 Issue, including, but not limited to all costs of ensuring Year 2000 compliance for the financial system software at both its Atlanta, Georgia headquarters and the Marion, Illinois offices of its wholly owned management company subsidiary should not exceed $200,000, and in any event, does not expect such costs to have a material adverse impact on the results of operations during any quarterly or annual reporting period. In addition, management has recently converted the reservation systems that it acquired as part of the acquisition of the Best Inns brand to operate with the Microtel reservation system. USFS anticipates that it will cease having any dependency on the acquired Best Inns systems by June 1, 1999. Finally, management has determined that the computer systems at certain USFS managed hotel properties are not currently Year 2000 compliant. Management expects to achieve compliance at its managed properties by July 1, 1999. The Company is in the process of communicating with its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems or results of operations. The Company will utilize both external and internal resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 projects by July 1, 1999, which is prior to any anticipated material adverse impact on its operating systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS


         No matter was submitted during the first quarter ended March 31, 1999 to a vote of security holders of the Company.


ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS:

  EXHIBIT   DESCRIPTION
  NUMBER

       27.1 Financial Data Schedule.


         b)       REPORTS ON FORM 8-K


                  During the period from January 1, 1999 to March 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.


By      /s/ Michael A. Leven              By     /s/     Neal K. Aronson
           -----------------                         -------------------
            Michael A. Leven                             Neal K. Aronson
    CHAIRMAN OF THE BOARD, PRESIDENT          EXECUTIVE VICE PRESIDENT AND CHIEF
      AND CHIEF EXECUTIVE OFFICER                        FINANCIAL OFFICER


Dated: May 12, 1999

                                  EXHIBIT INDEX


  EXHIBIT   DESCRIPTION
  NUMBER    -----------
  ------

   27.1     Financial Data Schedule.