Form 10-Q
period 1999-06-30
US FRANCHISE SYSTEMS INC/
filed 1999-08-13
CIK 1054636

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

    (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 17,182,969 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of August 5, 1999.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          U.S. FRANCHISE SYSTEMS, INC.

                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
               Consolidated Statements of Financial Position at December 31, 1998 and June 30, 1999 (Unaudited).............      3
               Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998 (Unaudited)..      4
               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (Unaudited)............      5
               Notes to Consolidated Financial Statements (Unaudited).......................................................      6
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................      7
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................     12
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS............................................................................................     12
ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................................     12
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES..............................................................................     12
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................................     12
ITEM 5.        OTHER INFORMATION............................................................................................     13
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.............................................................................     13
               SIGNATURES...................................................................................................     13
               EXHIBIT INDEX................................................................................................     14


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                                  JUNE 30, 1999        DECEMBER 31, 1998
                                                                                  -------------        -----------------
 ASSETS
 CURRENT ASSETS
    Cash and temporary cash investments...................................        $ 5,496,000          $ 15,966,000
    Accounts receivable ..................................................          2,919,000             2,070,000

    Deposits and prepaid expenses.........................................            368,000               315,000
    Promissory notes receivable...........................................          2,509,000               919,000
    Deferred commissions..................................................          3,372,000             1,615,000
                                                                                  -----------          ------------
            TOTAL CURRENT ASSETS..........................................         14,664,000            20,885,000

 PROMISSORY NOTES RECEIVABLE..............................................         24,295,000            23,590,000
 PROPERTY AND EQUIPMENT-Net...............................................          2,575,000             3,396,000
 FRANCHISE RIGHTS-Net.....................................................         24,707,000            25,138,000
 DEFERRED COMMISSIONS.....................................................          5,792,000             6,682,000
 DEVELOPMENT SUBSIDIES....................................................         10,193,000             1,299,000
 OTHER ASSETS-Net.........................................................          4,401,000             3,186,000
                                                                                  -----------          ------------
            TOTAL ASSETS..................................................        $86,627,000          $ 84,176,000
                                                                                  -----------          ------------
                                                                                  -----------          ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable......................................................          $ 389,000              $498,000
    Commissions payable...................................................          1,082,000             1,464,000
    Deferred application fees.............................................          4,234,000             1,973,000
    Accrued expenses......................................................          1,212,000             1,252,000
                                                                                  -----------          ------------
            TOTAL CURRENT LIABILITIES.....................................          6,917,000             5,187,000
                                                                                  -----------          ------------
                                                                                  -----------          ------------

 DEFERRED APPLICATION FEES................................................          7,594,000             9,280,000
                                                                                  -----------          ------------
            TOTAL LIABILITIES.............................................         14,511,000            14,467,000
                                                                                  -----------          ------------
                                                                                  -----------          ------------
 REDEEMABLE STOCK:
    Common shares ........................................................            324,000               324,000

 STOCKHOLDERS' EQUITY:
    Common shares ........................................................            167,000               167,000

   Capital in excess of par...............................................         89,805,000            89,416,000
   Accumulated deficit....................................................       (18,180,000)          (20,198,000)
                                                                                  -----------          ------------
            TOTAL STOCKHOLDERS' EQUITY....................................         71,792,000            69,385,000
                                                                                  -----------          ------------
                                                                                  -----------          ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 86,627,000          $ 84,176,000
                                                                                  -----------          ------------
                                                                                  -----------          ------------



                 See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         THREE MONTHS         THREE MONTHS          SIX MONTHS        SIX MONTHS
                                                             ENDED                ENDED                ENDED             ENDED
                                                         JUNE 30, 1999        JUNE 30, 1998        JUNE 30, 1999     JUNE 30, 1998
                                                         -------------        -------------        -------------     -------------
 REVENUES:
   Royalty and Other Fee Income .........................  $3,389,000           $1,892,000          $5,949,000        $2,585,000
   Franchise application fees ...........................   1,362,000              903,000           1,978,000         1,505,000
                                                           ----------           ----------          ----------        ----------
                                                            4,751,000            2,795,000           7,927,000         4,090,000

 EXPENSES:
   General and administrative ...........................   2,377,000            3,443,000           4,799,000         5,847,000
   Franchise sales commissions ..........................   1,204,000              516,000           1,863,000           829,000
   Depreciation and amortization ........................     364,000              393,000             705,000           603,000
   Interest income ......................................    (794,000)            (599,000)         (1,545,000)         (828,000)
   Interest expense .....................................          --              298,000                  --           749,000
                                                           ----------           ----------          ----------        ----------
                                                            3,151,000            4,051,000           5,822,000         7,200,000
                                                           ----------           ----------          ----------        ----------

 NET INCOME (LOSS) BEFORE TAXES                            $1,600,000          $(1,256,000)         $2,105,000       $(3,110,000)

   Income taxes                                                87,000                   --              87,000                --
                                                           ----------           ----------          ----------        ----------

 NET INCOME (LOSS) AFTER TAXES                              1,513,000          $(1,256,000)          2,018,000       $(3,110,000)
                                                           ----------           ----------          ----------        ----------
                                                           ----------           ----------          ----------        ----------

 Weighted average number of common shares outstanding      19,880,326           17,837,891          19,877,719        15,466,070
                                                           ----------           ----------          ----------        ----------
                                                           ----------           ----------          ----------        ----------
 Weighted average number of common shares outstanding,
 assuming dilution                                         20,044,600           17,837,891          20,041,993        15,466,070
                                                           ----------           ----------          ----------        ----------
                                                           ----------           ----------          ----------        ----------
 EARNINGS (LOSS) PER SHARE (BASIC AND DILUTED)             $     0.08           $    (0.07)         $     0.10        $    (0.20)
                                                           ----------           ----------          ----------        ----------
                                                           ----------           ----------          ----------        ----------



                 See Notes to Consolidated Financial Statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                SIX MONTHS              SIX MONTHS
                                                                                                   ENDED                  ENDED
                                                                                               JUNE 30, 1999          JUNE 30, 1998
                                                                                               -------------          -------------
OPERATING ACTIVITIES:
   Net Income/(Loss) ........................................................................     $  2,018,000      $ (3,110,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................................          705,000           603,000
      Deferred compensation amortization ....................................................          236,000           129,000
      Gain on sale of land ..................................................................         (155,000)               --
   Changes in assets and liabilities:
      Decrease/(Increase) in accounts receivable, prepaid expenses & deposits ...............         (902,000)       (1,050,000)
      Decrease/(Increase) in promissory notes receivable ....................................       (2,295,000)       (4,114,000)
      Decrease/(Increase) in deferred commissions ...........................................         (867,000)       (1,480,000)
      Decrease/(Increase) in other assets ...................................................       (1,178,000)         (538,000)
     (Decrease)/Increase in accounts payable ................................................         (109,000)          828,000
     (Decrease)/Increase in accrued expenses ................................................          (40,000)         (110,000)
     (Decrease)/Increase in commissions payable .............................................         (382,000)         (202,000)
     (Decrease)/Increase in deferred application fees .......................................          575,000         1,342,000
                                                                                                  ------------      ------------

        NET CASH USED IN OPERATING ACTIVITIES ...............................................       (2,394,000)       (7,702,000)

INVESTING ACTIVITIES:
  Acquisition of property and equipment .....................................................         (143,000)       (3,016,000)
  Proceeds from sale of properties ..........................................................          809,000         5,752,000
  Issuance of development subsidies .........................................................       (8,894,000)         (150,000)
  Issuance of long-term note receivable .....................................................             --         (15,000,000)
  Proceeds from short-term debt .............................................................             --          10,000,000
  Repayment of short-term debt ..............................................................             --         (10,000,000)
  Acquisition of franchise rights ...........................................................           (2,000)       (2,869,000)
                                                                                                  ------------      ------------

        NET CASH USED IN INVESTING ACTIVITIES ...............................................       (8,230,000)      (15,283,000)

FINANCING ACTIVITIES:
  Exercise of stock options .................................................................          154,000                --
  Repayment of subordinated debt ............................................................               --       (19,412,000)
  Issuance of common stock, net .............................................................               --        48,008,000
                                                                                                  ------------      ------------

        NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES ....................................          154,000        28,596,000

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS ........................................      (10,470,000)        5,611,000

CASH AND TEMPORARY INVESTMENTS
   Beginning of period ......................................................................       15,966,000        15,890,000
   End of period ............................................................................        5,496,000        21,501,000
                                                                                                  ------------      ------------
                                                                                                  ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
Noncash activities:

  Issuance of 2,222,222 shares for acquisition of Hawthorn franchise rights .................               --      $ 17,777,000
                                                                                                                    ------------
                                                                                                                    ------------
Issuance of stock for acquisition of Best Inns and Suites ...................................               --      $  2,293,000
                                                                                                                    ------------
                                                                                                                    ------------
    Franchise rights



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of results that may be expected for the full year.

2.  RECLASSIFICATIONS

         Certain amounts in the June 30, 1999 statement of operations and consolidated statement of cashflows have been reclassified to conform to current year classifications. For instance, other income was combined with royalty and other fee income. In addition, certain reclassifications have been made in the balance sheet from December 31, 1998.

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


--------------------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS           SIX MONTHS           THREE MONTHS            SIX MONTHS
                                                    ENDED                 ENDED                 ENDED                  ENDED
                                                  30-JUN-99             30-JUN-99             30-JUN-98              30-JUN-98
                                                  ---------             ---------             ---------              ---------
 Expected life (years)                               4.30                  3.75                  3.89                   3.65
 Expected volatility                                36.6%                 34.8%                 30.0%                     30%
 Risk free interest rate                             6.0%                  5.9%                  6.0%                    6.0%
 Dividend yield                                        0%                    0%                    0%                      0%
 Number of options granted                        73,550               277,100                23,300                 130,422
 Wgt. avg. exercise price - options               $19.25                $11.77                 $7.85                   $8.28
  granted
 Number of options forfeited                      24,175                38,675                10,000                  15,100
 Number of options exercised                      15,625                15,625                     0                       0
 Stock option expense                            $88,000              $175,000               $77,000                $130,000

--------------------------------------------------------------------------------------------------------------------------------


5.      SEGMENT REPORTING

         The Company owns three brands and operates a management company primarily in the United States. Revenues, expenses and capital expenditures directly attributable to each business segment are reflected as such and shown below. Common expenses and capital expenditures are classified in other/corporate:

THREE MONTHS ENDED, JUNE 30, 1999


                             MICROTEL       HAWTHORN             BEST             MANAGEMENT      OTHER/CORPORATE   CONSOLIDATED
                                                                                   COMPANY
Revenue
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                 1,821,000     1,595,000           855,000           480,000                   0         4,751,000
June 30, 1998                 1,297,000       947,000           187,000           364,000                   0         2,795,000

Net Income (loss)
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                 1,228,000     1,186,000         1,045,000           176,000          (2,122,000)        1,513,000
June 30, 1998                 1,000,000       640,000           612,000           154,000          (3,662,000)       (1,256,000)

Capital Expenditures
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                   305,000     3,640,000         3,350,000            11,000              44,000         7,352,000
June 30, 1998                 1,555,000      (165,000)        4,577,000            29,000              32,000         6,028,000



SIX MONTHS ENDED, JUNE 30, 1999


                             MICROTEL       HAWTHORN             BEST             MANAGEMENT      OTHER/ CORPORATE   CONSOLIDATED
                                                                                   COMPANY
Revenue
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                 2,918,000    2,644,000          1,432,000           933,000                   0         7,927,000
June 30, 1998                 2,106,000    1,433,000            187,000           364,000                   0         4,090,000

Net Income (loss)
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                 2,002,000    2,052,000          1,569,000           311,000          (3,916,000)        2,018,000
June 30, 1998                 1,625,000      902,000            762,000           154,000          (6,553,000)       (3,110,000)

Capital Expenditures
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                   365,000    3,764,000          4,778,000            63,000              67,000         9,037,000
June 30, 1998                 3,051,000   18,362,000          4,577,000            29,000              86,000        26,105,000



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

         The Company was formed to acquire, market and service well-positioned brands with potential for rapid unit growth through franchising. The Company's initial brands, which are in the lodging industry, were the Microtel and Hawthorn Suites brands. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. In addition, in April 1998 the Company acquired the exclusive worldwide franchise rights to the Best Inns brand, a mid-priced economy brand positioned between the budget Microtel and upscale Hawthorn Suites brands. With the acquisition of the Best Inns brand, the Company also acquired management contracts and capabilities.

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

         Comparisons have been made between the three months ended June 30, 1999 and June 30, 1998 for the purposes of the following discussion:

RESULTS OF OPERATIONS

         FRANCHISE SALES GROWTH- Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:

FRANCHISE SALES GROWTH


                                                                                                     AS OF JUNE 30,
                                                                                                     --------------
------------------------------------------------------------------------------------------ ------------------ ------------------
MICROTEL FRANCHISE DATA                                                                          1999               1998
------------------------------------------------------------------------------------------ ------------------ ------------------
Properties open (1)                                                                               159                 98

  Executed agreements and under construction                                                       53                 53
  Executed franchise agreements but not under construction                                        262                276
  Accepted applications                                                                            86                 84
                                                                                           ------------------ ------------------
Total in development and accepted applications (2)                                                401                413
------------------------------------------------------------------------------------------ ------------------ ------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                                                560                511
------------------------------------------------------------------------------------------ ------------------ ------------------



(1) The Company does not receive royalties from 28 hotels open as of June 30, 1999.
(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

         Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:


                                                                                                 AS OF JUNE 30,
------------------------------------------------------------------------------------------ ------------------- -------------------
HAWTHORN SUITES FRANCHISE DATA                                                                    1999                1998
------------------------------------------------------------------------------------------ ------------------- -------------------
Properties open(1)                                                                                 63                  34

  Executed agreements and under construction                                                       39                  24
  Executed franchise agreements but not under construction                                        126                  79
  Accepted applications                                                                            65                  35
                                                                                           ------------------- -------------------
Total in development and accepted applications (2)                                                230                 138
------------------------------------------------------------------------------------------ ------------------- -------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                                                293                 172
------------------------------------------------------------------------------------------ ------------------- -------------------



(1) The Company does not receive royalties from 1 hotel open as of June 30, 1999.
(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

       Since acquiring the Best Inns brand on April 28, 1998 and establishing its sales force in June 1998, the Company has realized franchise sales growth as follows:


                                                                                                 AS OF JUNE 30,
------------------------------------------------------------------------------------------ ------------------ -------------------
BEST INNS FRANCHISE DATA                                                                         1999              1998(2)
(inception to date)
------------------------------------------------------------------------------------------ ------------------ -------------------
Properties open                                                                                    80                 35

  Executed agreements and under construction                                                       24                  4
  Executed franchise agreements but not under construction                                         36                  8
  Accepted applications                                                                           108                 30
                                                                                           ------------------ -------------------
Total in development and accepted applications (1)                                                168                 42
------------------------------------------------------------------------------------------ ------------------ -------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                                                248                 77
------------------------------------------------------------------------------------------ ------------------ -------------------



(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.
(2) The Company acquired the Best Inns brand in April 1998.

REVENUE-The Company has derived revenues from the following sources:


                                                      THREE MONTHS            THREE MONTHS
                                                         ENDED                    ENDED         SIX MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30, 1999           JUNE 30, 1998       JUNE 30, 1999       JUNE 30, 1998
                                                      -------------           -------------       -------------       -------------
     Royalty and other fee income..................     $3,389,000             $1,892,000           $5,949,000          $2,585,000
     Franchise application fees....................      1,362,000                903,000            1,978,000           1,505,000
                                                         ---------                -------            ---------           ---------
     TOTAL.........................................      4,751,000             $2,795,000            7,927,000          $4,090,000



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Royalty and other fee income increased $1.5 million for the three months ended June 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to the increase in royalty paying hotels from 138 to 273.

         Franchise application fees increased $459,000 for the three months ended June 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to an increase in the number of hotels opened during the quarter.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Royalty and other fee income increased $3.36 million for the six months ended June 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to the increase in royalty paying hotels from 138 to 273.

         Franchise application fees increased $473,000 for the six months ended June 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to an increase in the number of hotels opened during the period.

EXPENSES-The Company's expenses were as summarized below:


                                                THREE MONTHS ENDED     THREE MONTHS ENDED      SIX MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30, 1999          JUNE 30, 1998         JUNE 30, 1999         JUNE 30, 1998
                                                   -------------          -------------         -------------         -------------
  General and administrative..................       $2,377,000              $3,443,000           $4,799,000            $5,847,000
  Franchise sales commissions.................        1,204,000                 516,000            1,863,000               829,000
  Depreciation and amortization...............          364,000                 393,000              705,000               603,000
  Interest income.............................         (794,000)               (599,000)          (1,545,000)             (828,000)
  Interest expense............................                                  298,000                                    749,000
                                                      ---------               ---------            ---------             ---------
  TOTAL.......................................        3,151,000               4,051,000            5,822,000             7,200,000




THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Franchise sales commissions increased $688,000 for the three months ended June 30, 1999 as compared to the comparable prior year's period due to an increase in the number of hotels opened during the quarter.

         Depreciation and amortization expense decreased by $29,000, primarily due to the elimination of amortization related to certain consulting fees previously paid to the prior owner of the Microtel Brand and other marketing related amortization.

         Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, increased $195,000 for the three months ended June 30, 1999 as compared to the comparable prior year's period due primarily to higher cash balances.

         Interest expense decreased $298,000 for the three months ended June 30, 1999 as compared to the comparable prior year's period due to the repayment of the Company's 10% Subordinated Debentures during the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Franchise sales commissions increased by approximately $1 million for the six months ended June 30, 1999 as compared to the comparable prior year's period due to an increase in the number of hotels opened during the period.

         Depreciation and amortization expense increased $102,000 primarily due to the amortization of the Best Inns and Hawthorn acquisitions and depreciation of development subsidies.

         Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, increased $717,000 for the six months ended June 30, 1999 as compared to the comparable prior year's period due primarily to higher cash balances.

         Interest expense decreased $749,000 for the six months ended June 30, 1999 as compared to the comparable prior year's period due to the repayment of the Company's 10% Subordinated Debentures during the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $5.5 million in cash or equivalents as of June 30, 1999. The Company expects to satisfy its cash requirements during the next twelve months with its cash and cash equivalents. The Company has no outstanding lines of credit in place.

         For the six months ended June 30, 1999, the Company had net income of $2.02 million. Net cash used in operating activities was $2.39 million and the primary operating adjustment to net income was an increase in promissory notes receivable ($2.3 million) and an increase in other assets ($1.18 million). For the six months ended June 30, 1999 net cash provided in investing activities was $8.23 million with the primary adjustments to net income resulting from development subsidies issued to franchisees ($8.9 million) and the receipt of proceeds from the sale of land ($809,000). For the six months ended June 30, 1999 net cash provided in financing activities was $154,000, resulting from the exercise of stock options by certain current and former employees.

 YEAR 2000 COMPUTER MATTER

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or customer reservations or engage in similar normal business activities. The Company has devoted substantial resources and time to analyzing and remediating Year 2000 Issues that are within the Company's control that may significantly impact the Company's operations. Based on these efforts, management believes that the Year 2000 Issue will not pose material operational problems for its computer systems and does not expect that any remaining costs of compliance will have a materially adverse impact on the results of operations during any quarterly or annual reporting period. The Company is in the process of communicating with its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect in the Company's systems or results of operations. Although the Company has utilized both external and internal resources to reprogram or replace and test its software and systems for Year 2000 modifications, there can be no assurances that circumstances will not arise in the future that will require management to take additional action on the Year 2000 Issues. The Company has considered the need for establishing applicable contingency plans related to Year 2000 Issues and will put such contingency plans in place should it become evident that such arrangements are required by the relevant circumstances.

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

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         The Annual Meeting of the stockholders (the "Stockholders") of U.S. Franchise Systems, Inc. was held on Thursday May 27, 1999 at 4:00 p.m., at the Company's offices, 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

The following proposal was submitted to, and passed by the Stockholders:

         To elect ten (10) directors to constitute the Board of Directors, to serve for a term of one year and until their successors are elected and qualified.

         The tally of the votes was as follows:

TALLY OF VOTES OF ANNUAL MEETING OF STOCKHOLDERS OF U.S. FRANCHISE SYSTEMS, INC.
                              HELD ON MAY 27, 1999


SUBJECT OF VOTE                        # FOR              % FOR*       # AGAINST       % AGAINST*        # ABSTAIN       % ABSTAIN
-------------------------------------- ------------------ ------------ --------------- ----------------- --------------- -----------
Directors:
Michael A. Leven                       41,670,984         99.97%       13,800          0.03%             0               0.00%
Neal K. Aronson                        41,670,984         99.97%       13,800          0.03%             0               0.00%
Steven Romaniello                      41,670,984         99.97%       13,800          0.03%             0               0.00%
Dean S. Adler                          41,670,984         99.97%       13,800          0.03%             0               0.00%
Irwin Chafetz                          41,670,984         99.97%       13,800          0.03%             0               0.00%
Douglas Geoga                          41,670,984         99.97%       13,800          0.03%             0               0.00%
Richard D. Goldstein                   41,670,984         99.97%       13,800          0.03%             0               0.00%
David Hamamoto                         41,670,984         99.97%       13,800          0.03%             0               0.00%
Jeffrey Sonnenfeld                     41,670,984         99.97%       13,800          0.03%             0               0.00%
Barry Sternlicht                       41,670,984         99.97%       13,800          0.03%             0               0.00%



                  The total number of votes held by the stockholders of the Company as of April 9, 1999, the record date for the Annual Meeting, was 44,246,384.

                  *Percentage of votes for or against each director is calculated based on a total of 41,684,784 votes received.

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS:


  Exhibit   Description
  Number
  ------
   27.1     Financial Data Schedule.



         b)       REPORTS ON FORM 8-K

                  During the period from April 1, 1999 to June 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.


                                           By
By      /s/______________________                  /s/____________________
             Michael A. Leven                          Neal K. Aronson
     CHAIRMAN OF THE BOARD, PRESIDENT         EXECUTIVE VICE PRESIDENT AND CHIEF
       AND CHIEF EXECUTIVE OFFICER                    FINANCIAL OFFICER


Dated: August 13, 1999

                                  EXHIBIT INDEX



  Exhibit   Description
  Number    -----------
  ------

   27.1     Financial Data Schedule.


14