Form 10-Q
period 1999-09-30
US FRANCHISE SYSTEMS INC/
filed 1999-11-01
CIK 1054636

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

(MARK ONE)


    [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1999

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

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 17,190,969 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of October 26, 1999.

                          U.S. FRANCHISE SYSTEMS, INC.

                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Statements of Financial Position at December 31, 1998
          and September 30, 1999 (Unaudited)..................................       3
          Consolidated Statements of Operations for the three and nine months
          ended September 30, 1999 and 1998 (Unaudited).......................       4
          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1999 and 1998 (Unaudited).............................       5
          Notes to Consolidated Financial Statements (Unaudited) .............       6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................       7
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........     19
PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS....................................................     20
ITEM 2.   RECENT SALE OF UNREGISTERED SECURITIES...............................     20
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................................     20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................     20
ITEM 5.   OTHER INFORMATION....................................................     20
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................     20
          SIGNATURES...........................................................     21
          EXHIBIT INDEX........................................................     22


                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                                     1999               1998
                                                                                                -------------       ------------
ASSETS
CURRENT ASSETS
   Cash and temporary cash investments...................................................         $ 5,228,000       $ 15,966,000
   Accounts receivable ..................................................................           3,934,000          2,070,000
   Deposits and prepaid expenses.........................................................             370,000            315,000
   Promissory notes receivable...........................................................           4,584,000            919,000
   Deferred commissions..................................................................           6,458,000          1,615,000
                                                                                                  -----------       ------------
           TOTAL CURRENT ASSETS..........................................................          20,574,000         20,885,000

PROMISSORY NOTES RECEIVABLE..............................................................          23,968,000         23,590,000
PROPERTY AND EQUIPMENT-Net...............................................................           2,468,000          3,396,000
FRANCHISE RIGHTS-Net.....................................................................          24,601,000         25,138,000
DEFERRED COMMISSIONS.....................................................................           3,048,000          6,682,000
DEVELOPMENT SUBSIDIES....................................................................          10,442,000          1,299,000
OTHER ASSETS-Net.........................................................................           4,596,000          3,186,000
                                                                                                  -----------       ------------
           TOTAL ASSETS..................................................................         $89,697,000       $ 84,176,000
                                                                                                  -----------       ------------
                                                                                                  -----------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable......................................................................         $   427,000       $    498,000
   Commissions payable...................................................................           1,285,000          1,464,000
   Deferred application fees.............................................................           7,671,000          1,973,000
   Accrued expenses......................................................................             833,000          1,252,000
                                                                                                  -----------       ------------
           TOTAL CURRENT LIABILITIES.....................................................          10,216,000          5,187,000

DEFERRED APPLICATION FEES................................................................           4,148,000          9,280,000
                                                                                                  -----------       ------------
           TOTAL LIABILITIES.............................................................          14,364,000         14,467,000
REDEEMABLE STOCK:
Common shares, par value $0.01 per share; issued and outstanding 3,128,473 (net of
58,807 shares in Treasury at September 30, 1999 and December 31, 1998)
entitled to redemption under certain circumstances at $324,000 (net of
$6,000 in Treasury ) as of September 30, 1999 and December 31, 1998                                   324,000            324,000
STOCKHOLDERS' EQUITY:
Common shares, par value $0.01 per share; authorized 30,000,000 shares  of Class A
Common Stock and 5,000,000 shares of Class B Common Stock; issued and outstanding
14,062,496 Class A shares and 2,707,919 Class B shares at September 30, 1999; issued and
outstanding 14,038,721 Class A shares and 2,707,919 Class B shares at December 31, 1998               167,000            167,000

  Capital in excess of par...............................................................          89,988,000         89,416,000
  Accumulated deficit....................................................................         (15,146,000)       (20,198,000)
                                                                                                  -----------        -----------

   TOTAL STOCKHOLDERS' EQUITY............................................................          75,009,000         69,385,000
                                                                                                  -----------        -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................          89,697,000         84,176,000
                                                                                                  -----------        -----------
                                                                                                  -----------        -----------

                 See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                          THREE MONTHS        THREE MONTHS         NINE MONTHS          NINE MONTHS
                                             ENDED               ENDED                ENDED                ENDED
                                       SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                       ------------------  ------------------  ------------------   ------------------
REVENUES:
  Royalty and Other Fee Income .........   $  4,874,000    $  2,381,000          $ 10,823,000        $  4,966,000
  Franchise application fees ...........      2,118,000         973,000             4,096,000           2,478,000
                                           ------------    ------------          ------------        ------------
                                              6,992,000       3,354,000            14,919,000           7,444,000

EXPENSES:
   General and administrative ..........      2,502,000       2,855,000             7,301,000           8,702,000
   Franchise sales commissions .........      1,363,000         799,000             3,226,000           1,628,000
   Depreciation and amortization .......        415,000         415,000             1,120,000           1,018,000
   Interest income .....................       (659,000)       (836,000)           (2,204,000)         (1,664,000)
   Interest expense ....................              0          12,000                     0             761,000
   Write-off of a franchisee loan ......        250,000               0               250,000                   0
                                           ------------    ------------          ------------        ------------
                                              3,871,000       3,245,000             9,693,000          10,445,000
                                           ------------    ------------          ------------        ------------


NET INCOME (LOSS) BEFORE TAXES .........      3,121,000         109,000             5,226,000          (3,001,000)

  Income taxes .........................         87,000               0               174,000                   0
                                           ------------    ------------          ------------        ------------

NET INCOME (LOSS) AFTER TAXES ..........   $  3,034,000    $    109,000          $  5,052,000        $ (3,001,000)
                                           ------------    ------------          ------------        ------------
                                           ------------    ------------          ------------        ------------
Weighted average number of
common shares outstanding ..............     19,891,538      19,875,113            19,881,725          16,935,751
Weighted average number of
common shares outstanding,
assuming dilution ......................     20,087,111      19,875,113            20,046,911          16,935,751

Earnings (loss) per share (Basic) ......   $       0.15    $       0.01          $       0.25        $      (0.18)

Earnings (loss) per share (Diluted) ....   $       0.15    $       0.01          $       0.25        $      (0.18)


                 See Notes to Consolidated Financial Statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                NINE MONTHS         NINE MONTHS
                                                                                                   ENDED               ENDED
                                                                                             SEPTEMBER 30, 1999   SEPTEMBER 30,1998
                                                                                             ------------------   -----------------
 OPERATING ACTIVITIES:
    Net Income/(Loss) ....................................................................   $  5,052,000       $ (3,001,000)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization .....................................................      1,120,000          1,018,000
       Deferred compensation amortization ................................................        361,000            223,000
       Gain on sale of land ..............................................................       (155,000)              --
       Write-off of a franchisee loan ....................................................        250,000               --
    Changes in assets and liabilities:
       Decrease/(Increase) in accounts receivable, prepaid
         expenses & deposits .............................................................     (1,919,000)        (1,478,000)
       Decrease/(Increase) in promissory notes receivable ................................     (4,293,000)        (4,603,000)
       Decrease/(Increase) in deferred commissions .......................................     (1,209,000)        (2,175,000)
       Decrease/(Increase) in other assets ...............................................     (1,422,000)        (1,028,000)
       (Decrease)/Increase in accounts payable ...........................................        (71,000)          (608,000)
       (Decrease)/Increase in accrued expenses ...........................................       (419,000)           (63,000)
       (Decrease)/Increase in commissions payable ........................................       (179,000)            16,000
       (Decrease)/Increase in deferred application fees ..................................        566,000          2,270,000
                                                                                             ------------       ------------
       NET CASH USED IN OPERATING ACTIVITIES .............................................     (2,318,000)        (9,065,000)
                                                                                             ------------       ------------
 INVESTING ACTIVITIES:
   Acquisition of property and equipment .................................................       (184,000)        (3,400,000)
   Proceeds from sale of properties ......................................................        809,000          5,752,000
   Issuance of development subsidies .....................................................     (9,143,000)          (311,000)
   Issuance of long-term note receivable .................................................           --          (15,000,000)
   Proceeds from short-term debt .........................................................           --           10,000,000
   Repayment of short-term debt ..........................................................           --          (10,000,000)
   Acquisition of franchise rights .......................................................       (113,000)        (2,877,000)
                                                                                             ------------       ------------
       NET CASH USED IN INVESTING ACTIVITIES .............................................     (8,631,000)       (15,836,000)
                                                                                             ------------       ------------
 FINANCING ACTIVITIES:
   Exercise of stock options .............................................................        211,000               --
   Repayment of subordinated debt ........................................................           --          (19,776,000)
   Issuance of common stock, net .........................................................           --           48,008,000
                                                                                             ------------       ------------
       NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES ..................................        211,000         28,232,000
                                                                                             ------------       ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALANTS ....................................    (10,738,000)         3,331,000


 CASH AND TEMPORARY INVESTMENTS
    Beginning of period ..................................................................     15,966,000         15,890,000
    End of period ........................................................................   $  5,228,000       $ 19,221,000
                                                                                             ------------       ------------
                                                                                             ------------       ------------

       SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION
 Noncash activities:

   Issuance of 2,222,222 shares for acquisition of Hawthorn
      franchise rights ...................................................................           --         $ 17,777,000
                                                                                             ------------       ------------
                                                                                             ------------       ------------
   Issuance of stock for acquisition of Best Inns and Suites
      franchise rights ...................................................................           --         $  2,293,000
                                                                                             ------------       ------------
                                                                                             ------------       ------------


              See Notes to Consolidated Financial Statements

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the full year.

2.  RECLASSIFICATIONS

         Certain amounts in the September 30, 1999 statement of operations and consolidated statement of cash flows have been reclassified to conform to current year classifications. In addition, certain reclassifications have been made in the balance sheet from December 31, 1998.

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

4.  STOCK OPTION PLANS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

-----------------------------------------------------------------------------------
                                 THREE MONTHS   NINE MONTHS  THREE MONTHS  NINE MONTHS
                                     ENDED         ENDED         ENDED        ENDED
                                  30-SEPT-99    30-SEPT-99    30-SEPT-98   30-SEPT-98
                                 ------------   -----------  ------------  -----------
NEW STOCK OPTION
GRANTS:
   Expected life(years)                N/A            3.75         4.16          3.86
   Expected volatility                 N/A            34.8%        30.0%         30.0%
   Risk free interest rate             N/A             5.9%         6.0%          6.0%
   Dividend yield                      N/A               0%           0%            0%
   Number of options granted           N/A         277,100       88,800       219,222
   Weighted average exercise
   price                               N/A           11.77         6.81          7.68

FORFEITURES AND EXERCISES:
   Number of options forfeited       11,550         50,225        8,500        23,600

   Number of options exercised        9,150         24,775            0             0

STOCK OPTION EXPENSE               $100,000       $275,000     $ 94,000      $224,000
--------------------------------------------------------------------------------------


5.       SEGMENT REPORTING

         The Company owns three hotel brands and operates a management company primarily in the United States. Revenues, expenses and capital expenditures directly attributable to each business segment are reflected as such and shown below. Common expenses and common capital expenditures are classified in other/corporate. The amount in capital expenditures for 1999 for Hawthorn and Best represent adjustments to prior expenditures.


THREE MONTHS ENDED, SEPTEMBER 30, 1999


                   MICROTEL      HAWTHORN        BEST       MANAGEMENT      OTHER/    CONSOLIDATED
                                                             COMPANY      CORPORATE
REVENUE
--------------------------------------------------------------------------------------------------
Sept. 30, 1999    $ 1,894,000   $ 2,709,000   $ 1,515,000    $ 524,000     $ 350,000  $ 6,992,000
Sept. 30, 1998      1,145,000     1,229,000       422,000      558,000             0    3,354,000

NET INCOME
(LOSS)
--------------------------------------------------------------------------------------------------
Sept. 30, 1999    $ 1,491,000   $ 1,977,000   $ 1,355,000    $ 192,000  $(1,980,000)  $ 3,035,000
Sept. 30, 1998        770,000       835,000       693,000      241,000   (2,430,000)      109,000

CAPITAL
EXPENDITURES
--------------------------------------------------------------------------------------------------
Sept. 30, 1999       $ 36,000   $   503,000     $(176,000)     $ 23,000      $ 17,000  $   403,000
Sept. 30, 1998        384,000        30,000       184,000             0       133,000      731,000



NINE MONTHS ENDED, SEPTEMBER 30, 1999

                  MICROTEL       HAWTHORN        BEST         MANAGEMENT     OTHER/     CONSOLIDATED
                                                                COMPANY    CORPORATE
REVENUE
-----------------------------------------------------------------------------------------------------
Sept. 30, 1999      $ 4,811,000    $ 5,353,000   $ 2,947,000  $ 1,457,000    $ 350,000  $ 14,918,000
Sept. 30, 1998        3,253,000      2,662,000       608,000      921,000            0     7,444,000

NET INCOME
(LOSS)
-----------------------------------------------------------------------------------------------------
Sept. 30, 1999      $ 3,488,000    $ 4,030,000   $ 2,924,000    $ 502,000  (5,892,000)   $ 5,052,000
Sept. 30, 1998        2,395,000      1,737,000     1,455,000      395,000  (8,983,000)   (3,001,000)

CAPITAL
EXPENDITURES
-----------------------------------------------------------------------------------------------------
Sept. 30, 1999        $ 401,000    $ 4,266,000   $ 4,603,000     $ 86,000     $ 84,000  $  9,440,000
Sept. 30, 1998        3,435,000     18,392,000     4,761,000       29,000      219,000    26,836,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. and its subsidiaries ("USFS" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; aggressive competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; risks relating to the Company's loans to and other investments in franchisees; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk and construction; risk of loss of management contracts; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; and the costs and other effects of legal and administrative proceedings and other factors referenced below under the sub-heading "Risk Factors" in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         The Company expects that its future revenues will consist primarily of
(i) franchise royalty fees, (ii) franchise application fees, (iii) various management fees, (iv) various master license fees, and (v) payments made by vendors who supply the Company's franchisees with various products and services. The Company recognizes franchise application fees as revenue only upon the opening of the underlying hotels.

         The Company's predecessor was incorporated in Delaware in August 1995. The Company was incorporated in Delaware on November 26, 1997 and merged with its predecessor on March 12, 1998 with the Company as the surviving corporation. The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045.

         Comparisons have been made between the three months and nine months ended September 30, 1999 and September 30, 1998 for the purposes of the following discussion:

RESULTS OF OPERATIONS

         FRANCHISE SALES GROWTH- Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:


FRANCHISE SALES GROWTH
                                                                     AS OF SEPTEMBER 30,
---------------------------------------------------------------- -------------- ------------------
MICROTEL FRANCHISE DATA                                              1999             1998
---------------------------------------------------------------- -------------- ------------------
   Properties open (1)                                                169              110

   Executed agreements and under construction                          55               59
   Executed franchise agreements but not under construction           262              267
   Accepted applications                                               95               79
                                                                 -------------- ------------------
Total in development and accepted applications (2)                    412              405
---------------------------------------------------------------- -------------- ------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                    581              515
---------------------------------------------------------------- -------------- ------------------


 (1) The Company does not receive royalties from 27 hotels open as of September 30, 1999.
 (2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

         Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:


                                                                     AS OF SEPTEMBER 30,
---------------------------------------------------------------- ---------------- -------------------
HAWTHORN SUITES FRANCHISE DATA                                        1999               1998
---------------------------------------------------------------- ---------------- -------------------
   Properties open (1)                                                  90                 44
   Executed agreements and under construction                           33                 26
   Executed franchise agreements but not under construction            125                 85
   Accepted applications                                                62                 66
                                                                 ---------------- -------------------
Total in development and accepted applications(2)                      220                177
---------------------------------------------------------------- ---------------- -------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                     310                221
---------------------------------------------------------------- ---------------- -------------------

 (1) The Company does not receive royalties from 1 hotel open as of September 30, 1999.
 (2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

       Since acquiring the Best Inns brand on April 28, 1998 and establishing its sales force in June 1998, the Company has realized franchise sales growth as follows:


                                                                        AS OF SEPTEMBER 30,
-------------------------------------------------------------------------- --------- -----------
BEST INNS FRANCHISE DATA                                                     1999       1998
-------------------------------------------------------------------------- --------- -----------
   Properties open                                                            108         45
   Executed agreements and under construction                                  15          9
   Executed franchise agreements but not under construction                    38         11
   Accepted applications                                                      107        101
                                                                           --------- -----------
Total in development and accepted applications (1)                            160        121
-------------------------------------------------------------------------- --------- -----------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                            268        166
-------------------------------------------------------------------------- --------- -----------

 (1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels.

         REVENUE- The Company has derived revenues from the following sources:


                                    THREE MONTHS ENDED  THREE MONTHS ENDED    NINE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30, 1999  SEPTEMBER 30, 1998   SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                    ------------------  ------------------   ------------------  ------------------
     Royalty and other fee income...        $4,874,000          $2,381,000          $10,823,000          $4,966,000
     Franchise application fees.....         2,118,000             973,000            4,096,000           2,478,000
                                             ---------             -------            ---------           ---------
     TOTAL..........................        $6,992,000          $3,354,000          $14,919,000          $7,444,000


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 1998          Royalty and other fee income increased
approximately $2.5 million for the three months ended September 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to the increase in royalty paying hotels from 169 to 339. Included in the third quarter 1999 royalty and fee income was $350,000 received from a supplier as an inducement to switch services from an alternative provider and $185,000 received from international master license agreements. This increase in revenues was offset by the loss of nine management contracts that generated $113,000 of management fee income for the three months ended September 30, 1998 and no fees for the same period in 1999.

         Franchise application fees increased approximately $1.1 million for the three months ended September 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to an increase in the number of hotels opened during the quarter and a higher average application fee associated with the Hawthorn and Best openings during such period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER
30, 1998          Royalty and other fee income increased approximately $5.9
million for the nine months ended September 30, 1999 as compared to the prior year's period. The increase is primarily attributable to the increase in royalty paying hotels from 169 to 339. Included in the nine months ended September 30, 1999 royalty and fee income was $350,000 received from a supplier as an inducement to switch services from an alternative provider. The increase in revenues in 1999 was offset by the loss of nine management contracts that generated $192,000 of management fee income for the nine months ended September 30, 1998 and $58,000 of management fee income for the nine months ended September 30, 1999.

         Franchise application fees increased $1,618,000 for the nine months ended September 30, 1999 as compared to the comparable prior year's period. The increase is primarily attributable to an increase in the number of hotels opened during the period and a higher average application fee associated with the Hawthorn and Best openings during such periods.

EXPENSES-The Company's expenses were as summarized below:


                                               THREE MONTHS ENDED THREE MONTHS ENDED NINE MONTHS ENDED NINE MONTHS ENDED
                                               SEPTEMBER 30, 1999 SEPTEMBER 30, 1998 SEPTEMBER 30,1999 SEPTEMBER 30,1998
                                               ------------------ ------------------ ----------------- -----------------
  General and administrative..................         $2,502,000         $2,855,000        $7,301,000        $8,702,000
  Franchise sales commissions.................          1,363,000            799,000         3,226,000         1,628,000
  Depreciation and amortization...............            415,000            415,000         1,120,000         1,018,000
  Interest income.............................          (659,000)          (836,000)       (2,204,000)       (1,664,000)
  Interest expense............................                  0             12,000                 0           761,000
  Write-off of a franchisee loan..............            250,000                  0           250,000                 0
                                              --------------------------------------------------------------------------
  TOTAL.......................................         $3,871,000         $3,245,000        $9,693,000       $10,445,000

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

General and administrative expenses declined by approximately $353,000 for the three months ended September 1999 as compared to the comparable prior year's period due primarily to: (i) reduction of approximately $221,000 in compensation expense resulting primarily from the change to a completely incentive-based plan for senior sales personnel that moved them from a combination of salary and commission to draw against commission; (ii) lower professional fees of approximately $160,000; and (iii) reversal of approximately $209,000 of a reserve taken in 1998 in anticipation of a move to new office space that was no longer required after the Company executed an addendum to the lease for its existing office space in July 1999. This decline was partially offset by certain higher expenses such as bad debt reserves and various marketing programs.

         Franchise sales commissions increased $564,000 for the three months ended September 30, 1999 as compared to the comparable prior year's period due primarily to an increase in the number of hotels opened during the quarter.

         Depreciation and amortization expense was flat.

         Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, increased $177,000 for the three months ended September 30, 1999 as compared to the comparable prior year's period due primarily to higher cash balances and greater interest income on loans to franchisees and others.

         Interest expense decreased $12,000 for the three months ended September 30, 1999 as compared to the comparable prior year's period due to the repayment of the associated note to Hudson Hotels Corporation
("Hudson") related to the purchase of the Microtel brand.

         A write-off of $250,000 was taken for the three months ended September 30, 1999 relating to a loan made to a franchisee.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

General and administrative expenses declined by approximately $1,401,000 for the nine months ended September 1999 as compared to the comparable prior year's period due primarily to: (i) reduction of approximately $457,000 in compensation expense resulting primarily from the change to a completely incentive-based plan for senior sales personnel that moved them from a combination of salary and commission to draw against commission; (ii) reversal of approximately $209,000 of a reserve taken in 1998 in anticipation of a move to new office space that was no longer required after the Company executed an addendum to the lease for its existing office space in July 1999; (iii) elimination of certain marketing programs (approximately $150,000); (iv) elimination of consultancy payments to Hudson (approximately $290,000) related to the acquisition of the Microtel brand; (v) lower professional fees of $275,000; (vi) gain on sale of land of $155,000; and (vii) decreased financial public relations expenses of approximately $120,000. This decline was partially offset by certain higher expenses such as bad debt reserves and travel expenses.

         Franchise sales commissions increased by approximately $1.6 million for the nine months ended September 30, 1999 as compared to the comparable prior year's period due to an increase in the number of hotels opened during the period.

         Depreciation and amortization expense increased $102,000 primarily due to the amortization of the Best Inns and Hawthorn acquisitions and increased depreciation of development subsidies.

         Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, increased $541,000 for the nine months ended September 30, 1999 as compared to the comparable prior year's period due primarily to higher cash balances.

         Interest expense decreased $761,000 for the nine months ended September 30, 1999 as compared to the comparable prior year's period due primarily to the repayment of the Company's 10% Subordinated Debentures during the second quarter of 1998.


         A write-off of $250,000 was taken for the nine months ended September 30, 1999 relating to a loan made to a franchisee.

SUBSEQUENT DEVELOPMENTS

         Based on discussions with a number of large multi-unit owners and operators, the Company has focused more intensely on the increasingly difficult environment now being encountered by its franchisees. The hotel industry continues to experience declining occupancies and percentages of room rate increases, and increases in the costs of doing business, particularly in the limited services segment. Additionally, hotel operators face increasing new room supply and increased interest rates. As the Company has begun its planning process for 2000, this heightened awareness has caused the Company to reexamine all of its operating assumptions. These assumptions include the time-line for hotel openings, average property sizes, system occupancy rates and room rates, ramp-up periods for new hotels and the prospects of the Company's management company business line. The uncertainty of the future performance of the hotels that are managed by the Company jeopardizes management contracts, may lead to a reduction in management fees, potentially impairs various loans made by the Company and may cause the deferral or elimination of interest income associated with such loans. These recent meetings and budget discussions also have highlighted the negative effects that the increasing number of aggressive hotel franchisor competitors may have on the Company's business. The Company expects to increase the number of personnel in services, quality and training to provide additional support to customers which will result in higher corporate overhead. The combination of these factors could have a material adverse effect on the financial condition and results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $5.2 million in cash or equivalents as of September 30, 1999. The Company expects to satisfy its cash requirements during the next twelve months with its cash and cash equivalents. The Company has no outstanding lines of credit in place.

         For the nine months ended September 30, 1999, the Company had net income of $5.1 million. Net cash used in operating activities was $2,318,000 and the primary operating adjustment to net income was an increase in promissory notes receivable ($4.3 million). For the nine months ended September 30, 1999 net cash used in investing activities was $8.6 million with the primary investment being development subsidies issued to franchisees
($9.1 million). The Company received proceeds of approximately $809,000 from the sale of land. For the nine months ended September 30, 1999 net cash provided in financing activities was $211,000, resulting from the exercise of stock options by certain current and former employees.

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

RISK FACTORS

         In evaluating the Company and its business, the following risks should be considered. These are not the only risks the Company faces. Some risks are not yet known to the Company and others that the Company does not consider material but could later turn out to be so. All of these risks could adversely affect the Company's business:

MANAGEMENT OF GROWTH

         The Company has experienced rapid growth in the number of its employees and the scope of its operations since its inception. This growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as added demands on the Company's operating and financial systems. The Company's success will depend on its ability to manage this growth while implementing its strategy. The efforts of key management personnel and the Company's ability to attract or develop new management personnel and to integrate these new employees into its overall operations will be crucial to continued growth. The recent aggressive competition in the franchise business has made it more difficult and more costly to attract qualified personnel. If the Company is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.


DEPENDENCE ON, AND OBSTACLES TO, HOTEL OPENINGS

         The Company expects that in the future its principal source of revenue will be franchise fees received from its franchisees. Accordingly, future revenues will be highly dependent on the number of open hotels and their gross room revenues. There are numerous factors beyond the control of the Company which affect the probability and timing of a hotel opening. These factors include, but are not limited to, the ability of a potential hotel owner to (i) secure adequate financing or satisfy financing payments during the construction period; (ii) locate an appropriate site of a hotel; (iii) obtain all necessary state and local construction, occupancy or other permits and approvals; (iv) obtain necessary construction materials; and (v) reach a satisfactory level of profitability at the hotel. Under industry and general economic conditions prevailing in 1999, hotel developers have had and may continue to have difficulty accessing needed capital and attaining satisfactory levels of profitability. As a result, the number and timing of franchised hotel openings, and accordingly the Company's franchise fees, could be adversely affected if current conditions do not improve. Additionally, there can be no assurance that accepted franchise applications will result in executed franchise agreements or that executed franchise agreements will result in open properties. Deteriorating conditions in the lodging industry can be expected to adversely affect the likelihood that properties in development will open on a timely basis or at all.

LIMITED OPERATING HISTORY; NET LOSSES; OUR RESULTS FLUCTUATE AND THESE FLUCTUATIONS CAN BE UNPREDICTABLE

         The Company began operating in October 1995 and therefore has a limited operating history upon which investors can evaluate its performance. While the Company was profitable during the first three quarters of 1999, believes that it has a well-conceived strategy and has assembled an experienced and well-qualified management team to implement its strategy, there can be no assurance that it will be profitable in the future. Additionally, events outside our control, including those set forth in other risk factors, may cause the Company to experience fluctuations in revenues and operating results. As a result, management has concluded that the Company's future results may be below market expectations, including the expectations of financial analysts and investors. A failure to meet such expectations may adversely affect the trading price of the Company's Class A Common Stock.

MANAGEMENT, BY VIRTUE OF OWNERSHIP OF SUPERVOTING CLASS B COMMON STOCK, CONTROLS THE COMPANY


         Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock is convertible at any time into one share of the Class A Common Stock and, with limited exceptions, will convert automatically upon any transfer thereof. Michael A. Leven, Chairman, President and Chief Executive Officer, and Neal K. Aronson, Executive Vice President and Chief Financial Officer, have the right to vote all of the outstanding shares of Class B Common Stock, which, together with shares of Class A Common Stock which they beneficially own (including stock held by other members of management), represent approximately 65% of the combined voting power of the Company's outstanding Common Stock. By reason of their right to vote the Class B Common Stock, Messrs. Leven and Aronson will be able to (i) elect all of the Company's directors (except as otherwise contractually provided), (ii) amend the Charter with respect to most matters, (iii) effect a merger, sale or other major corporate transaction, (iv) defeat any unsolicited takeover attempt and (v) generally direct the affairs of the Company (including in a manner that may benefit themselves disproportionately relative to other shareholders).


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

DEPENDENCE ON SENIOR MANAGEMENT

         The success of the Company is largely dependent on the efforts and abilities of its senior management and certain other key personnel, particularly Messrs. Leven, Aronson and Steve Romaniello, Executive Vice President-Franchise Sales and Administration. The Company's success will depend in large part on its ability to retain these individuals and other current members of its senior management team and to attract and retain qualified personnel in the future. The loss of members of senior management or of certain other key employees or the Company's inability to retain and attract other qualified employees could have an adverse impact on the Company's business and results of operations. The Company does not maintain key person life insurance on behalf of the lives of any of its officers or employees.

RISKS RELATING TO MICROTEL ACQUISITION AGREEMENT

         The Company acquired the Microtel brand from Hudson on October 5, 1995 pursuant to the terms of an acquisition agreement (the "Microtel Acquisition Agreement.") The Microtel Acquisition Agreement obligates the Company to execute new franchise agreements and have open or under construction a specified number of Microtels each year. Specifically, the Microtel Acquisition Agreement requires that there are, on a cumulative basis, at least 50 "new" Microtels (I.E., not open or under construction at the date of the Microtel Acquisition Agreement) open or under construction by December 1997, 100 by December 1998, 175 by December 1999, and 250 by December 2000. As of September 30, 1999, there were 195 "new" Microtels open or under construction. The Microtel Acquisition Agreement further provides that if the Company is unable to comply with the development schedule for two consecutive years but opens or has under construction at least 75% of the number of Microtels required by such schedule, the Company may cure the default by making additional payments. If the Company fails to comply with this development schedule and to make the requisite cure payment or payments, all rights to the Microtel System automatically revert to Hudson. There can be no assurance that the Company will comply with the foregoing development schedule, and the Company's failure to meet such schedule or to pay the requisite cure payments would have a material adverse effect on the Company.

COMPETITION FOR NEW FRANCHISE PROPERTIES AND HOTEL GUESTS


         Competition among national brand franchisers and smaller chains in the lodging industry to grow their franchise systems is fierce and has intensified during 1999. During 1999, an increasing number of hotel companies have announced new franchise initiatives. As a result, the Company believes there has been a marked increase in franchise sales personnel throughout the lodging industry and more aggressive financial incentives are being offered to hotel owners and developers. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company and its brands. There can be no assurance that the Company can franchise a sufficient number of properties to generate operating efficiencies that will enable it to compete with these larger chains.


GENERAL RISKS OF THE LODGING INDUSTRY

         The Company is exposed to general risks of the lodging industry in a number of ways. First, as a franchiser and manager, the Company's franchise royalty and management fee revenues vary directly with its franchisees' gross room revenues. As a result, the Company's franchise and management businesses are, and will be, affected by risks experienced by hotel operators generally. Second, to the extent the Company directly or indirectly makes equity or debt investments in hotel properties, those investments will be subject to the risks experienced by the underlying properties. Third, the Company may directly acquire ownership interests in its branded hotel properties in order to promote the brand or for other reasons. To the extent that the Company owns or leases hotel properties, it will be subjected to the risks of a hotel operator.

         Recently, the Company made a $750,000 nonrefundable deposit to purchase an existing Hawthorn Suites property. If the Company is unable to locate a purchaser for this property prior to January 7, 2000, the Company will either be required to finance the purchase of this property, if financing is available, or forfeit its deposit. If the Company acquires this property, it will be subject to all of the risks of ownership.

         The segments in which hotels franchised under the Company's brands currently operate or plan to operate, may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of or a reduction in demand for lodging or a scarcity of potential sites in a geographic area, changes in travel patterns, extreme weather conditions, changes in governmental regulations that influence or determine wages, prices, construction costs or methods of operation, changes in interest rates, the availability of financing, and changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. In fact, during 1999, the Company believes that hotel operators have been negatively affected by increased room supply, weaker room demand and higher interest rates, among other things. These risks may be exacerbated by the relatively illiquid nature of real estate holdings.

         Downturns or prolonged adverse conditions in real estate or capital markets or in national or local economies could have a material adverse impact on the Company's ability to locate new franchisees, the timing of new hotel openings, the number of rooms at newly-opened hotels, and the amount of royalty and management fee income earned by the Company and could result in the cancellation of the Company's franchise agreements and management contracts and increase risks of impairment on loans or other investments made by the Company directly or indirectly to or in franchisees and developers and potential deferral or loss of the interest income associated with such potential write-offs. In fact, during 1999, nine of the Company's management contracts were terminated. In addition to the aforementioned risks, the Company's current and potential future investments in or ownership of hotel properties creates a risk of decreased earnings due to losses related to start-up expenses or ongoing losses due to shortfalls in expected performance of a hotel. In addition, any guaranty required to secure construction or permanent loan financing could adversely affect the Company's financial condition.

         The Company expects to experience seasonal revenue patterns similar to those experienced by participants in the lodging industry generally. Accordingly, the summer months, because of increases in leisure travel, are expected to produce higher revenues for the Company than other periods during the year.

DEVELOPMENT AND OWNERSHIP RISK

         The Company's success depends upon the development or conversion and opening of hotels. As a result, it is subject to risks experienced by hotel developers. These risks, which are applicable to Microtels as new construction properties, and to Hawthorn and Best Inns as both new construction and conversion properties, include delays in the commencement or completion of construction, failure to obtain all necessary zoning and construction permits, discovery of environmental hazards, unavailability of financing on favorable terms, if at all, the failure of developed properties to achieve desired revenue or profitability levels once opened, competition for suitable development sites from competing franchise chains, the risk of incurring substantial costs in the event a development project must be abandoned prior to completion, changes in governmental rules, regulations and interpretations and general economic and business conditions. The Company's revenues may also be adversely affected by increases in interest rates, which could increase the costs of financing new hotel construction or the conversion of existing hotels. Any one of these risks could discourage or prohibit potential franchisees from beginning or completing hotel projects or harm the profitability of an open hotel, which could result in the termination of franchise agreements and management contracts.

         If the Company leases and/or owns hotel properties or makes, directly or indirectly, equity or debt investments in hotel properties, it would be subject to risks experienced by hotel operators generally.

RISKS RELATING TO THE FINANCING OF FRANCHISEES


         The Company participates, from time to time, in construction loans, equity investments, and long-term mortgage loans made to franchisees. In particular, the Company has committed to lend up to $10 million to Constellation Equity Corp. ("Constellation") to be invested by Constellation in Constellation Development Fund, LLC (the "Development Fund") and to be used by the Development Fund to provide debt and equity financing to selected developers. As of September 30, 1999, the Company has loaned $6.2 million to Constellation. The loan to Constellation is subordinated to returns of other partners. If such returns are not met, this loan could be jeopardized. In addition, the Company made a $15 million subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") in connection with the Best Inns acquisition. The Company is also committed to make additional loans of up to $7.5 million to Ventures under certain circumstances. Each of Ventures and Constellation is a highly leveraged entity and there can be no assurances that any loans to Ventures or Constellation will be repaid. In late October 1999, the Company was advised by Ventures that the senior lender to its operating subsidiary planned to institute a "lock box" arrangement because of the deteriorating financial condition of the operating subsidiary. The lock box arrangement would effectively preclude the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest as in-kind payments. Recognition of such in-kind payments as income is dependent upon the amount of underlying property values of the borrower, relative to other lenders and shareholders. There can be no assurance that those values will continue to be sufficient to permit the Company to continue to record such interest income. The Company has also made various loans and advances to individual franchisees, the reservation and marketing funds for the Microtel and Best Inns brands, and loan participations in a financing program with Nomura Asset Capital Corp. (See Part II, Item 1. "Legal Proceedings" for a discussion of a pending litigation concerning these loan participations).

         The Company is subject to the risks experienced by lenders generally, including risks of franchisee/borrower defaults and bankruptcies. Among other things, the ability of the borrowers to repay these loans will be affected by the factors discussed under "General Risks of the Lodging Industry" and "Development and Ownership Risk." The failure of a borrower to pay interest could have a material adverse effect on the Company's results of operations during a quarterly period. In the event of default under such loans, the Company, as a lender, would bear the risk of loss of principal to the extent the value of the collateral was not sufficient to pay lenders which may be more senior in the capital structure. As of September 30, 1999, the Company had outstanding loans made to borrowers of $31 million aggregate principal amount and accrued $1.8 million of interest income for the nine month period then ended. If the financial condition of the borrowers of these loans were to worsen, the loans could be deemed to be impaired, which could result in a significant charge to the Company and future interest income related to these loans could be deferred or eliminated which could have a materially adverse effect on future income. In connection with equity investments, the Company would be subject to risks as an equity investor.

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

DEPENDENCE ON SPIRIT RESERVATION SYSTEM

         For the nine months ended September 30, 1999 franchisees of the Hawthorn brand derived approximately 23% of their reservations through the Spirit Reservation System, which is operated under contract with Hyatt Hotels Corporation by CSC Outsourcing, Inc. ("CSC") and Sabre Technology Solutions ("Sabre"). There can be no assurance that CSC and Sabre will continue to service Hawthorn Suites' reservations needs in the future.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is and may become party to claims and litigations that arise in its normal course of business. In management's opinion, except as described below, the outcome of any currently pending matters will not have a material adverse effect on the Company's consolidated financial statements. Nomura Asset Capital Corporation has commenced an action against the Company and its subsidiary seeking damages in an amount not less than $704,910. The complaint alleges, among other things, that the Company owes Nomura this amount in connection with certain construction loans Nomura has made to the Company's franchisees as to which Nomura alleges the Company agreed to lend a 5% "first loss" loan participation. In addition, Nomura has asserted that it is entitled to foreclose on $432,949 in loan participations previously funded by the Company and pledged to Nomura. The Company believes that it has meritorious defenses to these claims and has filed a counterclaim for unspecified damages. The Company cannot predict the outcome of this matter.

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter.

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS:

  EXHIBIT   DESCRIPTION
  NUMBER

   27.1     Financial Data Schedule.


         B)       REPORTS ON FORM 8-K

                  During the period from July 1, 1999 to September 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.



By     /s/                              By     /s/
       -----------------------------           --------------------------------
            Michael A. Leven                          Neal K. Aronson
     CHAIRMAN OF THE BOARD, PRESIDENT         EXECUTIVE VICE PRESIDENT AND CHIEF
      AND CHIEF EXECUTIVE OFFICER                    FINANCIAL OFFICER

Dated:  November 1, 1999

                                  EXHIBIT INDEX



  EXHIBIT   DESCRIPTION
  NUMBER


   27.1     Financial Data Schedule.


22