Form 10-K
period 1999-12-31
US FRANCHISE SYSTEMS INC/
filed 2000-03-30
CIK 1054636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23941
                            ------------------------
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

                              TITLE OF EACH CLASS

    Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the outstanding shares of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was approximately $74,136,465 as of March 10, 2000. There were 17,245,834 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of March 14, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference in response to Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. (the "Company" or "USFS") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; aggressive competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; risks relating to the Company's loans to, and other investments in, franchisees; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk and construction; risk of loss of management contracts and uncertain future of the management business; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company does not intend to update the information contained herein with respect to its exploration of potential strategic alternatives for any future developments or circumstances unless and until there is a definitive transaction agreement entered into between the Company and any third party or until its exploration of potential alternatives is definitively terminated. There can be no assurance whatsoever that any transaction between the Company and any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

ITEM 1. BUSINESS.

    USFS was formed in August 1995 to acquire, market and service well-positioned brands with potential for rapid unit growth primarily through franchising. The Company's brands, which are in the lodging industry, are Microtel Inn & Suites, Hawthorn Suites and Best Inn & Suites. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. Microtel primarily competes in the budget and economy segments, Hawthorn primarily in the upscale and mid-market segments, and Best primarily in the mid-market and economy segments of the lodging industry. The Company also manages certain properties on behalf of franchisees. Since it began selling franchises in January 1996, the number of USFS branded hotel properties open or in development has grown from 27 to 1,218 as of December 31, 1999, consisting of 398 open, 120 under construction, 414 for which franchise agreements had been executed but that were not under construction and 286 accepted applications from prospective franchisees. There can be no assurances that hotels in development or for which applications have been accepted will result in open hotels. See "Risk Factors--Dependence on, and Obstacles to, Hotel Openings."

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

    The Company expects that its future revenues will consist primarily of
(i) franchise royalty fees, (ii) franchise application fees, (iii) various management fees, (iv) international master license agreement fees, and
(v) payments made by vendors who supply the Company's franchisees with various products and services. The Company recognizes franchise application fees as revenue only upon the opening of the underlying hotels.

    USFS announced that in recent months it received a number of unsolicited inquiries regarding the possible sale of the Company, including inquiries from several competitors. In response to those unsolicited inquiries, the Company retained Banc of America Securities LLC as an advisor. The Company has had discussions with several of those persons, although none resulted in offers which were satisfactory to the Company and to the Board of Directors. The Company has requested that Banc of America Securities assist the Company more generally in evaluating strategic alternatives and opportunities that may be or become available to the Company.

    USFS does not intend to update the information contained herein with respect to its exploration of potential strategic alternatives for any future developments or circumstances unless and until there is a definitive transaction agreement entered into between USFS and any third party or until its exploration of potential alternatives is definitively terminated. There can be no assurance whatsoever that any transaction between USFS and any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction.

    The Company was incorporated in Delaware in November 1997 for purposes of acquiring the Hawthorn Suites brand. See "Acquisition of the Microtel, Hawthorn Suites and Best Inns Systems--Hawthorn Acquisition." The Company's predecessor, also known as USFS, was incorporated in Delaware in August 1995. The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045. The term "the Company" refers to USFS before the Hawthorn merger, and as the surviving corporation in the merger.

BUSINESS STRATEGY

    The Company's business strategy is to: (i) rapidly increase the number of open Microtel, Hawthorn Suites and Best Inns hotels, (ii) operate its administrative and franchisee support departments in order to maximize the operating leverage inherent in the franchising business, and (iii) acquire additional lodging or other service-oriented brands that provide attractive unit economics to franchisees and significant growth opportunities for the Company. To successfully accomplish its growth strategy, the Company supports its franchisees in their efforts to develop, acquire, open and operate hotels by assisting in the areas of public relations, construction, design, marketing, finance, national accounts purchasing, training and in certain cases, by providing financing and other development subsidies.

THE COMPANY'S LODGING FRANCHISE SYSTEMS

    MICROTEL INN & SUITES. Microtels are distinctively styled hotels with a residential look that offer travelers an attractive and consistent appearance, clean, comfortable rooms and the safety of interior corridor room access, all for a competitive rate. Microtel typically is categorized as a budget and economy hotel chain. Microtel's efficient architectural design minimizes construction costs and maintenance expenses through smaller room sizes, limited common areas, smaller land requirements and built-in standardized furniture, all of which enable franchisees to own and operate a Microtel at a lower cost. These lower costs may reduce a franchisee's equity investment and may broaden its debt financing alternatives, thereby expanding the appeal of the Microtel brand to prospective franchisees.

    The Company acquired the Microtel brand in October 1995, at which time there were 27 properties open or in development. The Company has realized the following franchise sales growth over the past three years:

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
MICROTEL FRANCHISE DATA                                       --------   --------   --------
Properties open (1).........................................    179        124         64
  Executed agreements and under construction................     58         62         52
  Executed agreements but not under construction............    248        276        253
  Accepted applications.....................................    101        115         77
                                                                ---        ---        ---
Total in development and accepted applications(2)...........    407        453        382
                                                                ---        ---        ---
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS.........    586        577        446
                                                                ===        ===        ===

------------------------

(1) The Company does not receive royalties from 27 hotels open as of December 31, 1999.

(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. During 1999, five previously opened hotels ceased operating as a Microtel. Since the Microtel brand was acquired by the Company, 35% of accepted applications did not become executed agreements and 38% of executed agreements terminated before resulting in open hotels. See "Risk Factors--Dependence on, and Obstacles to, Hotel Openings."

    In 1999, for Microtel hotels open one year or more, average daily rate, occupancy and Revpar was $44.13, 60.8% and $26.93, respectively.

    HAWTHORN SUITES. As an upscale, extended-stay hotel, Hawthorn Suites provides the traveler with the convenience of a hotel and the amenities typically found in an apartment. Hawthorn Suites' hotel rooms contain full-service kitchens with appliances, cookware and utensils, video cassette players, modem ports, exercise facilities and valet service. Hawthorn Suites hotels also offer a hot breakfast buffet every morning and guests are invited to an evening social hour. A center courtyard, an outdoor pool, a multi-use sport court, a barbecue area and a retail store selling sundry and meal items, snacks and beverages, will also be part of newly constructed Hawthorn Suites hotels. In addition to participating in the upscale, extended-stay segment, the Company also franchises (i) Hawthorn Suites LTD., a mid-price, all suites hotel brand that is designed to meet the needs of both extended-stay and transient guests,
(ii) Hawthorn Suites Golf Resorts, an all suites lodging concept located on or near golf courses and targeted to travelers who want to combine golf with a meeting or conference retreat experience, (iii) Hawthorn Hotel & Suites, designed for high barrier to entry locations, such as center city and airport markets, featuring a minimum of 25% suites with the remainder being upgraded hotel rooms, and (iv) Hawthorn Inn & Suites, designed for tertiary markets featuring a minimum of 25% suites and the remainder being upgraded hotel rooms.

    Hotels that are part of the Hawthorn Suites system use the Spirit Reservation System ("Spirit"). Spirit is operated under contract with Hyatt Hotels Corporation ("Hyatt") by CSC Outsourcing, Inc. ("CSC") and Sabre Technology Solutions ("Sabre"). Spirit receives and processes calls made to a toll-free number dedicated to Hawthorn Suites. The Spirit system is directly linked by computer to all Hawthorn Suites hotels. Hyatt manages the voice and Global Distribution System ("GDS") reservation activities for both Hawthorn Suites and Hyatt through the Spirit Reservation Center located in Omaha, Nebraska. Persons calling the Hyatt toll-free number who experience sold out Hyatts or no Hyatts in their desired market are transferred to a Hawthorn Reservation Agent. There can be no assurance that CSC and Sabre will continue to service Hawthorn Suites' future reservation needs.

    The Company acquired the right to franchise the Hawthorn brand in March 1996, at which time there were 17 properties open or in development. The Company has realized the following franchise sales growth over the past three years:

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
HAWTHORN SUITES FRANCHISE DATA                                --------   --------   --------
Properties open.............................................    100         51         26
  Executed agreements and under construction................     40         29         14
  Executed agreements but not under construction............    132         96         54
  Accepted applications.....................................     70         78         17
                                                                ---        ---        ---
Total in development and accepted applications(1)...........    242        203         85
                                                                ---        ---        ---
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS.........    342        254        111
                                                                ===        ===        ===

------------------------

(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. During 1999, no previously opened hotels ceased operating as a Hawthorn. Since the Company acquired the franchise rights to the Hawthorn brand in March 1996, 32% of accepted applications did not become executed agreements and 14% of executed agreements terminated before resulting in open hotels. See "Risk Factors--Dependence on, and Obstacles to, Hotel Openings."

    In 1999, for properties in the Hawthorn system one year or more, average daily rate, occupancy and Revpar was $84.52, 65.4% and $55.30, respectively.

    BEST INNS & SUITES. Best Inns & Suites is primarily an economy and mid-market hotel chain. Properties offer single, double, and in some cases suite accommodations with limited kitchens and business services. All Best Inns properties offer free local phone calls, complimentary breakfast, cable television with one free movie and a sports channel or pay per view. Best Suites provide accommodations with separate living, dining and work areas, plus a wet bar, microwave and refrigerator, exercise room, meeting facilities and a convenience store.

    The Company acquired the Best Inns brand in April 1998, at which time there were 38 properties open or in development. Since that time, the Company has realized the following franchise sales growth:

                                                                     AS OF
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999      1998*
BEST INNS FRANCHISE DATA (inception to date)                  --------   --------
Properties open.............................................    119         52
  Executed agreements and under construction................     22         12
  Executed agreements but not under construction............     34         21
  Accepted applications.....................................    115        142
                                                                ---        ---
Total in development and accepted applications(1)...........    171        175
                                                                ---        ---
OPEN PLUS IN DEVELOPMENT PLUS ACCEPTED APPLICATIONS.........    290        227
                                                                ===        ===

------------------------

*   The Best Inns brand was acquired on April 28, 1998.

(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. During 1999, seven previously opened hotels ceased operating as a

    Best Inns. Since the Company acquired the Best Inns brand in April 1998, 60% of accepted applications did not become executed agreements and 11% of executed agreements terminated before resulting in open hotels. See "Risk Factors--Dependence on, and Obstacles to, Hotel Openings."

    In 1999, for properties in the Best Inns system one year or more, average daily rate, occupancy and Revpar was $47.94, 65.4% and $31.35, respectively.

    HOTEL MANAGEMENT. When the Company acquired the Best Inn brand in 1998, it also acquired the assets of a fee-based management company. In 1999, the Company reduced the number of properties that it manages by 17 contracts. As of December 31, 1999, the Company managed 24 hotels for various franchisees, including 17 properties owned by one franchisee. See "Acquisition of the Brands-Best Inns Acquisition." and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction." The Company is currently evaluating the future prospects of its management business to determine whether to continue to offer such services in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

OPERATIONS

    FRANCHISE SALES. The Company employs a national franchise sales force consisting of approximately 50 people. The primary objectives of the Company's franchise sales strategy are to identify potential franchisees and possible locations for each of the Company's brands and to create an awareness and general acceptance of its products with numerous participants in the hospitality industry, including hotel owners, lodging consultants, vendors and operators. The franchise sales force seeks to achieve these objectives through the implementation of a multi-faceted sales strategy, which includes cold calling, telemarketing, direct mail, trade advertising and public relations. In addition to stock option grants, the compensation program is structured so that each franchise salesperson earns 100% of his or her annual income in commissions.

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

    MARKETING. The Company has two distinct marketing efforts. The first is intended to build awareness of USFS among franchisees and shareholders. The second marketing initiative is the brand-building campaigns for Microtel, Best Inns and Hawthorn Suites. The Company utilizes television and newspaper advertising, newsletters (both in print and in electronic/internet formats), direct mail, trade press advertising and special web site pages on usfsi.com, microtelinn.com, hawthorn.com and bestinn.com, as well as direct contact by the franchise sales organization.

    CENTRAL RESERVATIONS SYSTEM. Microtel's and Best Inns' central reservations center in Marion, Illinois utilizes the Company's FIRST reservations system, which communicates with the hotels via the Internet. Hawthorn outsources its central reservations operation to SPIRIT, the reservation system used by Hyatt hotels.

    CORPORATE COMMUNICATIONS. A targeted corporate communications program supports marketing and franchise sales efforts by promoting awareness of the Company and its brands. The Company works closely with such lodging industry trade publications as HOTEL BUSINESS, HOTEL & MOTEL MANAGEMENT, LODGING and BUSINESS TRAVEL NEWS. The Company also works to reach consumers and develop storylines with such national outlets as CNN and USA TODAY, as well as daily and business publications in local markets that regularly report on individual hotel ground breaks and openings. To spearhead public relations at the local level, the Company employs a public relations manager who acts as liaison with franchisees and the local press. The manager places stories, helps plan local public relations campaigns and special events, and publishes a monthly newsletter for each brand.

    TRAINING. The Company maintains training programs that are designed to teach its franchisees how to best utilize the Company's reservations system and marketing programs, as well as the fundamentals of hotel operations such as recruiting, housekeeping, repairs and maintenance and personnel policies. The Company also provides special on-site training upon request. In addition, each franchise sales person must complete a structured initial training program and regular retraining.

    FRANCHISE RESOURCES. The franchise resources department functions as a single point of contact for all franchisees to call for support on all issues prior to, during, and after construction. Franchise resources acts as a liaison between the franchisee and all departments of the Company.

    PURCHASING. The Company has established relationships with various vendors to make volume purchasing discounts for certain products, services, furnishings and equipment available to its franchisees. In certain cases, the Company receives payments from the vendors.

    MANAGEMENT. The Company currently provides hotel management services to certain franchisees. Such services include property oversight and accounting. However, the Company recently has reduced the number of its management contracts and there is no assurance that the Company will continue providing such services in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FRANCHISE AGREEMENTS

    The Company's franchise agreements grant hotel owners the right to utilize one of the brand names associated with the Microtel, Hawthorn Suites or Best Inns hotel systems under long-term franchise agreements. In order to qualify for a franchise from the Company, a candidate must undergo a screening process, which typically includes a review of the potential franchisee's financial condition and the proposed lodging location. A representative of the Company conducts a site inspection to determine whether the location meets standards and whether the brand name selected is appropriate at that location. All of the Company's franchise agreements offer an area of exclusivity to each location, the degree of which is negotiated individually with each franchisee. The Company's current standard agreements are typically 20-year terms although actual lengths vary. The standard franchise agreements generally require franchisees to satisfy certain development milestones.

    Each franchise agreement provides for the payment of two primary types of on-going fees: a royalty fee and a reservation and marketing fee, both of which are based upon a percentage of the franchisee's gross room revenues. The royalty fee is intended to cover the operating expenses of the franchisor, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide the Company with operating profits. The reservation and marketing fee is collected for administrative convenience by the Company and remitted to independent not-for-profit reservation and marketing corporations which exist for each of the three brands. The Company spends the reservation and marketing funds on behalf of the franchisees for such services as a reservation system, national advertising and certain promotional programs (see "Reservations and Advertising Funds"). Reservation and marketing fees collected by the Company on behalf of the three not-for-profit corporations typically range from two (2%) percent to three (3%) percent of each franchisee's gross room revenues per year. Franchisees also typically pay a franchise application fee to the Company, the amount of which varies.

    The terms of the Company's current standard forms of franchise agreements state that, by year of operation, franchisees are required to pay the following ongoing royalty fees (each, as a percentage of gross room revenues), although actual fees may vary:

                                                              MICROTEL   HAWTHORN     BEST
                                                              --------   --------   --------
Year 1......................................................    4.0%       5.0%       3.0%
Year 2......................................................    5.0%       5.0%       4.0%
Year 3 and thereafter.......................................    6.0%       5.0%       5.0%

    The Company has agreed, and may agree in the future, to offer a wide range of incentives to various franchisees, including providing loans, development subsidies or discounted fees. The Company's standard form of franchise agreement is terminable by the Company if the franchisee fails to maintain certain quality standards or to pay royalties, reservation and marketing fees or other charges.

ACQUISITION OF THE BRANDS

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

    The Microtel Acquisition Agreement requires the Company to satisfy a development schedule, which requires the Company to have a specified number of new Microtel properties open or under construction by certain target dates. The Company has satisfied the development schedule to date and must have 250 newly executed Microtel franchises open or under construction by December 31, 2001 in order to avoid being in default under the last remaining target. For purposes of meeting this target, the 27 Microtel properties that do not pay royalties to the Company and, if open or under construction, the additional 23 Microtel Inn properties and 10 Microtel Suites hotels that are currently entitled to be built by certain parties without the payment of royalties to the Company pursuant to the Microtel Acquisition Agreement, are excluded.

    As of March 10, 2000, the Company had open or under construction 223 Microtel properties which counted toward satisfying the development schedule. Therefore, from March 10, 2000 until December 31, 2001, the Company is required to break ground on an additional 27 Microtel brand hotels in order to avoid being in default under the Microtel Acquisition Agreement. If the Company fails to so satisfy the development schedule, it may cure its default by making a $1,000,000 payment to Hudson.

    Upon the Company's initial public offering in 1996, the provisions of the Microtel Acquisition Agreement which allowed Hudson the right to reacquire all the rights to the Microtel System and all operating assets associated therewith upon a default by the Company of its obligations under the agreement terminated and are of no further effect. Accordingly, the Company has the exclusive right to franchise the Microtel brand.

    HAWTHORN ACQUISITION. On March 12, 1998, the Company completed a series of transactions which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. The Company now has the exclusive right to franchise the Hawthorn Suites brand of hotels and to retain 100% of the royalties derived therefrom.

    BEST INNS ACQUISITION. On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired management contracts and certain other assets relating to the management of hotels on behalf of third party owners. To facilitate the transaction, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns acquisition and is structurally subordinated to such third party loan. In the fourth quarter of 1999, the Company was advised that the senior lender informed Ventures of its intention to institute a "lock-box" arrangement, thereby eliminating the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest in-kind payments, but will not include such in-kind payments in income. In March 2000, the lock-box agreement was executed. The Company has taken a $15.5 million reserve during the fourth quarter 1999 against the value and accrued interest of the loan. If the senior debt is not paid currently, certain management and franchisee fees could be deferred until cash is available. A portion of these fees were deferred in the fourth quarter 1999. The Company is also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances, including if required by Ventures in order to make a capital contribution to the owner of the properties in order to achieve compliance with certain debt service coverage ratios in order to obtain an extension of the maturity date of the loan, or to obtain the release of a property from the senior lender's liens in connection with a condemnation, casualty or otherwise. No such additional loans have been made as of December 31, 1999 but it is possible the loan, or a portion thereof, will be required to be made in the future. The Company manages the hotels owned by the subsidiary of Ventures. Commencing April 2001, the Company may be obligated to reimburse the owner of the properties for as much as 90% of the management fee if the owner's net profit for the 12-month period then ended, and each subsequent 12-month period, falls below a specified level. If the performance of the hotels does not materially improve by April 2001, the Company expects to have to make a payment to the owner of the properties. In addition, the senior lender to these properties has advised Ventures in March 2000 that it currently has the right to require the termination of the management contract, but is not doing so at this time. The Company also issued to Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate of Ventures, 350,000 shares (the "Alpine Shares") of Class A Common Stock for a purchase price of $1.6 million. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by Messrs. Leven and Aronson. Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each hotel added to the Best Inns system after the closing of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates. Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner of Alpine Equity Partners L.P., the entity that indirectly owns and controls a majority of Alpine Equities and Ventures.

ESTABLISHMENT OF DEVELOPMENT FUND

    On March 17, 1998, NorthStar Constellation, LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar ("Constellation"), formed Constellation Development Fund (the "Development Fund"). The Development Fund was established, in part, to provide capital that will allow the Company to expand its Microtel and Hawthorn Suites brands into high visibility, difficult to develop areas by providing debt and equity financing to selected local developers. NorthStar, Lubert-Adler and Constellation agreed to contribute to the Development Fund up to $50 million of equity capital. On October 31, 1998 the Development Fund entered into a $60 million senior credit facility with NationsBank, N.A. As of December 31, 1999 the Development Fund has invested in seven Microtel and two Hawthorn Suites hotels which are in different stages of development. As of February 21, 2000, the managers of the Development Fund agreed that no additional projects will be commenced in the future. In connection with the establishment of the Development Fund, the Company committed to make a loan of up to $10 million to Constellation. Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of December 31, 1999, the Company had made loans of approximately $5.7 million in the aggregate to Constellation and the Company expects to lend approximately an additional $400,000 to Constellation in 2000. Due to the uncertainty surrounding ultimate recoverability of the subordinated loans, the Company is accounting for them on the cost-recovery basis, where interest income is recorded only after recovery of principal. The Company will be paid $3.5 million over the first five years to manage the Development Fund and has earned $2 million of such payments as of December 31, 1999. In connection with this transaction, the Company also sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. Rights of Northstar and Lubert-Adler to acquire additional shares of Class A common stock have expired. In addition, David T. Hamamoto, Co-Chief Executive Officer of NorthStar was elected to the Board of Directors of the Company. Dean Adler, a director of the Company, serves as a manager of Lubert-Adler, and Mr. Adler, along with Mr. Hamamoto and Mr. Aronson, serve as managers of the Development Fund.

THE HOTEL FRANCHISING AND LODGING INDUSTRIES

    HOTEL FRANCHISING. Over the years, owners of hotels not affiliated with regional or national lodging companies have increasingly chosen to join hotel franchise chains. The Company and other hotel franchise chains provide a number of services designed to directly or indirectly increase hotel occupancy rates, revenues and profitability. The Company believes that hotel operators often view franchise chain membership as an important means of remaining competitive with hotels that are either owned by or affiliated with national or regional lodging companies. In determining whether to affiliate with a franchise chain, hotel operators will compare costs of affiliation with the incremental revenues anticipated to be derived from chain membership, and any benefit the owner perceives may be available with financing sources or if the hotel is sold in the future. Costs of affiliation include capital expenditures and operating costs required to meet a chain's quality and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs maintained by the franchisor.

    LODGING INDUSTRY. The lodging industry has traditionally been divided into five segments, each of which is identified by the average daily room rate generally charged by hotel operators in the segment (the "ADR"). These categories include, in descending order of ADR, luxury, upscale, mid-price, economy and budget. Hotels are further segmented into limited-service and full-service, depending on the degree of food and beverage and other services offered, and hotels are also segmented into transient hotels, which serve short-term guests, and extended-stay hotels, which serve guests on multiple night or multiple week stays. The Company's franchised properties typically operate in the budget and economy segments of the limited-service sectors through its Microtel brand, the economy and mid-price segment through its Best Inns brand and the upscale and mid-price segments through its Hawthorn Suites brand. In 1999, hotel owners in general were faced with a more difficult environment due to declining occupancy rates, lower percentages of room rate increases, increased room supply and higher interest rates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Introduction."

COMPETITION

    Competition among national brand franchisors and smaller chains in the lodging industry to expand their franchise systems is significant. Competition intensified in the franchising business in 1999 as new entrants that were primarily builders or acquirors of hotels established franchising initiatives during the year. The Company believes that competition for the sale of lodging franchises is based principally upon (i) the name recognition and perceived value and quality of the brand, (ii) the nature and quality of services provided to franchisees, (iii) the franchisee's view of the relationship of building or conversion costs and operating expenses to the potential for revenue and profitability during operation and upon sale, (iv) the franchisee's ability to finance and buy or sell the property, (v) the size and performance of the chain, and (vi) the fees charged and financial assistance made available to the franchisee. The Company's franchisees compete for guests with franchisees of, and properties owned or operated by, other hotel chains, independent properties and owner-operated chains. The success of the Company's franchisees affects the profitability of the Company, as the Company's receipt of royalty fees under its franchise agreements is tied directly to the gross room revenues earned by its franchisees. In choosing a particular hotel, consumers consider differences in room rates, quality and condition of accommodations, name recognition, availability of alternative lodging (including short-term lease apartments), service levels, reputation, safety, reservation systems and location.

    Both among consumers and potential franchisees, Microtel competes with independent hotels and regional/national brands, including but not limited to, Comfort Inn-Registered Trademark-, Days Inn-Registered Trademark-, Econo Lodge-Registered Trademark-, Fairfield Inn-Registered Trademark-, Sleep Inn-Registered Trademark-, Red Roof Inn-Registered Trademark-, Budgetel Inn-Registered Trademark-, Super 8-Registered Trademark-, Ramada Limited-Registered Trademark-, Motel 6-Registered Trademark-, Jameson Inns-Registered Trademark-, Travelodge-Registered Trademark-, Thriftlodge-Registered Trademark-, Knights Inn-Registered Trademark-, Red Carpet Inn-Registered Trademark- and Scottish Inns-Registered Trademark-. Best Inns hotels compete for consumers and/or potential franchisees with independent hotels and regional/ national brands, including but not limited to, Budgetel Inn-Registered Trademark-, Comfort Inn-Registered Trademark-, Days Inn-Registered Trademark-, Fairfield Inn-Registered Trademark-, Hampton Inn-Registered Trademark-, La Quinta-Registered Trademark-, and Red Roof Inn-Registered Trademark-. Hawthorn Suites properties compete for consumers and/or potential franchisees with independent hotels and regional/national brands, including but not limited to, Residence Inn-Registered Trademark-, Homewood Suites-Registered Trademark-, Summerfield Suites-Registered Trademark-, Woodfin Suites-Registered Trademark-, AmeriSuites-Registered Trademark-, Hampton Inn and Suites-Registered Trademark-, Fairfield Suites-Registered Trademark-, MainStay-Registered Trademark-, Candlewood-Registered Trademark-, Wingate Inn-Registered Trademark-, Towne Place-Registered Trademark- and Courtyard by Marriott-Registered Trademark-. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company.

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

EMPLOYEES

    As of December 31, 1999 the Company and its subsidiaries employed 142 full time and two part time employees and the three affiliated reservations and marketing not-for-profit corporations together employed 28 full time and five part-time employees. None of the Company's or the not-for-profit reservation and marketing corporations' employees are represented by unions. Management considers its employee relations to be satisfactory.

TRADEMARKS AND LICENSES

    The Company either owns or has filed applications with regard to certain trademarks and service marks, including, among others, US FRANCHISE SYSTEMS, MICROTEL, MICROTEL with design, HAWTHORN SUITES, HAWTHORN SUITES with the tree logo, HAWTHORN SUITES LTD. with design, BEST INNS OF AMERICA, BEST SUITES OF AMERICA and BEST INNS & SUITES. The Company considers its marks to be material to its business and certain of the marks are also registered with or applications for registration are pending with various state and foreign government agencies. The Company is not aware of any material adverse claim concerning its owned or licensed marks, however the Company is contesting an opposition to the registration (but not to the use) of certain Best Inns marks. See "Item 3--Legal Proceedings."

ITEM 2. PROPERTIES.

    The principal executive and administrative offices of the Company are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329. The Company currently leases a total of 15,852 square feet of office space at the foregoing address, pursuant to a lease that expires on September 30, 2005. The Company also leases a total of 8,542 square feet of office space at 1205 Skyline Drive, Marion, Illinois 62959 pursuant to a lease that expires on September 30, 2000.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is and may become party to claims and litigations that arise in its normal course of business, including but not limited to those listed below. In management's opinion, except for certain of the matters described below, the outcome of any currently pending matters is not expected to have a material adverse effect on the Company's consolidated financial statements.

    Nomura Asset Capital Corporation has commenced an action against the Company and its subsidiary seeking damages in an amount not less than $704,910. Nomura has also asserted that it is entitled to foreclose on $432,949 in loan participations previously funded by the Company and pledged to Nomura. The complaint alleges, among other things, that the Company owes Nomura this amount in connection with certain construction loans Nomura has made to the Company's franchisees. The Company has filed a counterclaim for unspecified damages. The Company cannot predict the outcome of this matter.

    Best Western International and Cal-Vegas LP have filed notices of opposition to the registration (but not to the use) by the Company of certain Best Inns marks. The Company believes that the opposition rights of Cal-Vegas have expired, and is contesting the Best Western opposition. While the Company cannot predict the outcome of this matter, it does not believe that it will have a material adverse effect on the Company's ability to market the Best Inns brands or on the Company's consolidated financial statements.

    The Company and certain subsidiaries are defendants in an action brought in the United States District Court, Southern District of Illinois by the owner of nine Best Inn properties for alleged mismanagement under management agreements that the Company assumed in connection with its 1998 acquisition of the Best Inns brand. USFS Management, Inc., a subsidiary of the Company, has filed a counterclaim alleging fraudulent conduct by the owner and certain of his affiliates. Discovery and settlement discussions are ongoing, and the Company is opposing the claim. The amount of damages the plaintiff is seeking is unspecified, and the Company cannot predict the outcome of this matter. The Company believes it has meritorious defenses and is contesting this matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fourth quarter ended December 31, 1999 to a vote of security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol USFS. As of March 10, 2000, there were 68 holders of record of the Company's Class A Common Stock and 3 holders of record of the Company's Class B Common Stock. Management of the Company believes that there are in excess of 1,100 beneficial holders of its Class A Common Stock. The following table shows the range of reported high and low bid prices per share of Class A Common Stock.

1998                                                            HIGH       LOW
----                                                          --------   --------
First quarter...............................................   $13.63     $9.00
Second quarter..............................................    12.75      7.63
Third quarter...............................................     7.88      3.94
Fourth quarter..............................................     9.88      4.38

1999                                                            HIGH       LOW
----                                                          --------   --------
First quarter...............................................   $14.63     $8.88
Second quarter..............................................    23.19     12.50
Third quarter...............................................    22.00     14.31
Fourth quarter..............................................    16.88      4.25

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

    COMMITMENTS TO ISSUE SHARES. In connection with a letter agreement with Leisure Hotel Management dated February 3, 1998, the Company has authorized the issuance of up to $900,000 worth of shares of Class A Common Stock upon the attainment of certain development milestones. On March 3, 2000, the Company issued 48,290 shares of Class A Common Stock, valued at approximately $240,000, in satisfaction of the first such milestone. The Company is also obligated to grant options for shares of Class A Common Stock under its employee stock option plan to certain members of the Company's franchise salesforce in the event they achieve specified sales benchmarks in 2000.

ITEM 6. SELECTED FINANCIAL DATA.

    Presented below is selected consolidated historical financial information of the Company and its subsidiaries for the years ended December 31, 1999, 1998 and 1997, respectively. The selected financial data has been derived from the consolidated financial statements which were audited by the Company's independent public accountants and should be read in conjunction with the Company's Consolidated Financial Statements (and the related notes and schedules thereto, including Note 12, "Segment Reporting") included under "Item 8. Financial Statements and Supplementary Data" of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

                            SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               1999         1998         1997
-----------------------------------------------            ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues.................................................  $   19,696   $   10,584   $    1,867
Expenses.................................................      33,382       13,468       10,814
Net loss after tax.......................................      13,748        2,884        8,947
Loss applicable to common
Stockholders.............................................      13,748        2,884        8,947
Net loss applicable to common
Stockholders per share...................................        0.69         0.16         0.71
Weighted average common
Shares outstanding (1)...................................  19,886,030   17,670,591   12,563,772
BALANCE SHEET DATA (at period end):
Working capital..........................................       6,348   $   15,936   $   12,144
Total assets.............................................      70,712       84,176       36,351
Total liabilities........................................      13,874       14,467       32,153
Redeemable Preferred Stock (2)...........................                       --           --
Redeemable Common Stock..................................         324          324          324
Stockholders' equity.....................................  $   56,514   $   69,385   $    3,874

------------------------

(1) Includes 3,128,473 shares for the periods ended December 31, 1999, 1998, and 1997, respectively, of Class A Common Stock that are redeemable under certain circumstances by the Company for reasons not under the Company's control.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors". Comparisons have been made between the years ended December 31, 1999, 1998 and 1997 for the purposes of the following discussion.

INTRODUCTION

    Although 1999 was a challenging year in a number of respects, USFS recorded record revenues, income from operations (before giving effect to certain charges described below), franchise sales and hotel openings. The Company was profitable on an operating basis (before giving effect to certain charges described below) for the first time ever.

    However, during 1999, the Company began to feel the effects of the increasingly difficult environment now being encountered by some of its franchisees. The hotel industry continues to experience declining occupancies and percentages of room rate increases, and increases in the costs of doing business, particularly in the limited services segment. Additionally, hotel operators face increasing new room supply and higher interest rates. As a result, the Company believes its franchise royalty and management fee income suffered in 1999 due to timing delays of hotel openings and financial performance of certain hotels. Furthermore, the Company believes that during 1999 the number of hotel companies participating in the hotel franchising business increased. As reported in its Form 10-Q for the quarter ended September 30, 1999, the Company is addressing this more competitive environment by adding additional personnel in franchise services, quality, marketing and training to provide additional support to customers which will result in higher corporate overhead in 2000.

    The effects of this more difficult and competitive environment caused the Company to record a special charge of approximately $19.3 million in 1999. Of the total charge, approximately $1 million relates to cash expenditures to be made in 2000. The largest portion of the charge ($17.1 million) came from reserves against the Company's loan portfolio, only approximately $0.4 million of which relates to cash expenditures to be made in 2000. Of the $17.1 million charge, $15.5 million related to reserves taken against the principal and accrued interest on the loan made to Ventures in connection with the 1998 acquisition of the Best Inns brand. See "Item 1. Business--Acquisition of the Brands--Best Inns Acquisition." In the fourth quarter 1999, the Company was advised by Ventures that the senior lender to its operating subsidiary planned to institute a "lock-box" arrangement because of the deteriorating financial condition of the 17 hotels owned by that subsidiary. The lock-box arrangement, which was executed in March 2000, effectively precludes the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest as in-kind payments. Based upon the current performance level of the properties owned by the subsidiary of Ventures and the institution of a lock-box by the senior lender, the Company concluded that the value of the loan was impaired and therefore it was appropriate to take a reserve against the value of the loan and the accrued interest. The Company did not recognize the paid-in-kind interest interest income in the fourth quarter of 1999. Unless performance of these properties improves, the Company does not intend to include in income the pay-in-kind interest related to the Ventures loan in 2000.

    To the extent that the difficult environment encountered by the Company's franchisees during 1999 continues in 2000, the Company's royalty and management fee revenues and profitability could be adversely affected and all or a portion of the Company's remaining loan portfolio ($14.3 million net of $16.1 million of reserves at December 31, 1999) could become impaired.

    The difficult environment confronting hotel operators combined with the lack of scale of the Company's hotel management operations has caused the Company to begin to reevaluate the future prospects of its hotel management business line. During 1999, 17 management contracts were terminated, leaving the Company with 24 contracts at December 31, 1999. As of March 10, 2000 the Company has agreed to terminate three additional contracts, leaving the Company with 21 contracts (including 17 with the operating subsidiary of Ventures). The Company is currently considering various alternatives related to the remaining contracts. Accordingly, because the Company is managing fewer properties, hotel management revenues will decline substantially in 2000 as compared to 1999. If the Company determines not to continue to provide management services, the Company may be required to take a non-recurring charge related to exiting the management business line in 2000. The amount of this charge cannot be determined at this time.

    USFS announced that in recent months it received a number of unsolicited inquiries regarding the possible sale of the Company, including inquiries from several competitors. In response to those unsolicited inquiries, the Company retained Banc of America Securities LLC as an advisor. The Company has had discussions with several of those persons, although none resulted in offers which were satisfactory to the Company and to the Board of Directors. The Company has requested that Banc of America Securities assist the Company more generally in evaluating strategic alternatives and opportunities that may be or become available to the Company.

    USFS does not intend to update the information contained herein with respect to its exploration of potential strategic alternatives for any future developments or circumstances unless and until there is a definitive transaction agreement entered into between USFS and any third party or until its exploration of potential alternatives is definitively terminated. There can be no assurance whatsoever that any transaction between USFS and any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction.

RESULTS OF OPERATIONS

REVENUES:

    The Company derived revenues from the following sources:

                                                                YEARS ENDED DECEMBER 31,
                                                            1999          1998          1997
Royalty and other fee income...........................  $14,607,000   $ 7,578,000   $  769,000
Franchise application fees.............................    5,089,000     3,006,000    1,098,000
                                                         -----------   -----------   ----------
TOTAL..................................................  $19,696,000   $10,584,000   $1,867,000

1999 REVENUES COMPARED TO 1998 REVENUES

    Royalty and other fee income increased $7.0 million for the year ended December 31, 1999. The largest portion of the increase was in royalties
($5.9 million), which increased from $4.5 million to $10.4 million. This increase resulted from an increase in the number of royalty paying hotels from 197 at the end of 1998 to 370 at the end of 1999. In addition, management company revenues increased $0.5 million from $1.4 million to $1.9 million, primarily due to the fact that 1998 only had a partial year of management company results (USFS obtained management contracts on April 28, 1998 in connection with the Best Inns acquisition). Management fee revenue is expected to decline substantially in 2000 as discussed in the Introduction. Other fee income increased $0.6 million primarily because of an increase in national accounts revenue. Franchise application fees increased $2.1 million as a result of an increase in the number of hotels opened during the year from 107 in 1998 to 182 in 1999.

1998 REVENUES COMPARED TO 1997 REVENUES

    Royalty and other fee income increased $6.8 million in 1998 compared to 1997. The largest portion of the increase related to higher royalties
($4.3 million), which increased from $0.2 million to $4.5 million. This increase resulted from the increase in the number of royalty paying hotels from 43 at the end of 1997 to 197 at the end of 1998. In 1998, USFS began receiving hotel management fees from third party property owners resulting from the completion of the Best Inns acquisition on April 28, 1998. Hotel management fees were $1.4 million in 1998. Other fee income increased $1.1 million due primarily to the first year of management fees from Constellation Development Fund
($1.0 million) which was formed in March 1998. Franchise application fees increased $1.9 million, as a result of an increase in the number of hotels opened during the year from 42 in 1997 to 107 in 1998.

EXPENSES:

    The Company's expenses are in the following areas:

                                                               YEARS ENDED DECEMBER 31,
                                                           1999          1998          1997
General and administrative............................  $12,175,000   $11,590,000   $ 9,083,000
Franchise sales commissions...........................    4,878,000     2,216,000       641,000
Depreciation and amortization.........................    1,677,000     1,393,000       571,000
Interest income.......................................   (2,469,000)   (2,493,000)   (1,386,000)
Interest expense......................................                    762,000     1,905,000
Bad debt reserve......................................   17,121,000            --            --
TOTAL EXPENSES........................................  $33,382,000   $13,468,000   $10,814,000

1999 EXPENSES COMPARED TO 1998 EXPENSES

    Total expenses increased $19.9 million from 1998 to 1999. In 1999, total expenses included approximately $19.3 million of special charges, $17.1 million of which related to bad debt reserves (only approximately $0.4 million of which relates to cash expenditures to be made in 2000), $1.4 million of which was in general and administrative expenses and $0.6 million of which was in commission expense. Excluding such charges, total expenses increased $0.6 million from $13.5 million in 1998 to $14.1 million in 1999.

    Excluding $1.4 million of the charges recorded in 1999, general and administrative expenses otherwise decreased $0.8 million from $11.6 million in 1998 to $10.8 million in 1999. The primary reasons for this decline include:
(i) a reduction of approximately $0.4 million in compensation expense resulting primarily from the change to a completely incentive-based plan for senior sales personnel; (ii) a reduction in professional fees of approximately $0.2 million;
(iii) a reversal of approximately $0.2 million of a reserve taken in a previous year in anticipation of a move to a new office space that was no longer required after the Company executed an addendum to the lease for its existing office space in July 1999, and (iv) lower marketing expenses of approximately
$0.4 million. This decline was partially offset by a $0.4 million increase in general and administrative expenses related to the management business line. Expenses associated with the management business line increased from $0.9 million in 1998 to $1.3 million in 1999 primarily as a result of a full year of operations in 1999 compared to 1998.

    The $1.4 million of special charges included in general and administrative expenses includes: (i) approximately $0.5 million related to the deposit forfeiture and associated expenses resulting from the abandonment of the proposed acquisition by the Company of an existing Hawthorn Suites hotel in Atlanta, Georgia; (ii) a reserve of approximately $0.3 million related primarily to the improvements associated with a parcel of land held for resale;
(iii) approximately $0.3 million related to various legal expenses, the primary portion of which related to the disposition of a dispute over development fees owed to a builder for two hotels built on behalf of the Company; and
(iv) approximately $0.3 million of other charges.

    Franchise sales commissions increased $2.7 million primarily due to the increased number of hotel openings in 1999 compared to 1998. Commission expense for 1999 includes a net commission adjustment of approximately $0.6 million primarily related to a non-recurring charge for license agreements defaulted due to noncompliance with agreed upon milestones and a change in commissions for executive management.

    Depreciation and amortization expense increased approximately $0.3 million for the year ended December 31, 1998 primarily due to increased amortization related to issuance of development subsidies.

    Interest income was substantially similar in 1999 and 1998. The Company did not record pay-in-kind interest related to the loan to Ventures in the fourth quarter of 1999, and does not expect to recognize pay-in-kind interest in 2000. Therefore, interest income is expected to decline in 2000 compared to 1999.

    Bad debt reserves increased by approximately $17.1 million in 1999 due primarily to a $15.5 million reserve taken against the principal amount and accrued interest of the note to Ventures and a $1.6 million reserve taken against termination of the Nomura loan program and various monies due from franchisees.

    In May 1998, the Company repaid all outstanding debt with proceeds from its common stock offering. Therefore, interest expense declined by $0.8 million in 1999 compared to 1998.

1998 EXPENSES COMPARED TO 1997 EXPENSES

    Expenses increased approximately $2.7 million in 1998 compared to 1997.

    General and administrative expenses increased $2.5 million in 1998 compared to 1997, the largest portions of which are: (i) the addition of a management company (approximately $0.9 million) due to the addition of the management business on April 28, 1998 in connection with the Best Inn Acquisition,
(ii) additional salaries and wage-related costs pertaining to the increased number of executed and open hotels (approximately $0.7 million), and
(iii) increased travel expenses (approximately $0.5 million) and (iv) increased administrative expenses and other external advisory services (approximately $0.4 million).

    Franchise sales commissions increased $1.6 million due to the increased number of hotel openings in 1998 compared to 1997.

    Depreciation and amortization expense increased $0.8 million in 1998 compared to 1997 primarily due to (i) increased amortization related to the acquisitions of the Hawthorn and Best Inns brands (approximately $0.6 million) and (ii) increased depreciation due to the implementation of a new reservation system, computers and related business equipment (approximately $0.2 million).

    Interest income increased $1.1 million primarily due to additional loans to franchisees and interest earned on the cash proceeds from the Company's
May 1998 equity offering. Interest expense decreased $1.1 million due to the payoff of the Company's outstanding indebtedness in connection with the May 1998 equity offering.

NET LOSS--A summary of operating results is as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                            1999          1998          1997
Loss after taxes......................................  ($13,748,000)  ($2,884,000)  ($8,947,000)
Loss applicable to common stockholders................  ($13,748,000)  ($2,884,000)  ($8,947,000)

1999 NET LOSS COMPARED 1998 NET LOSS

    The Company's net loss increased by $10.9 million in 1999 compared to 1998. Excluding the $19.3 million in special charges in 1999, the Company earned net profits from operations of approximately $5.5 in 1999 compared to a net loss from operations of $2.9 million in 1998 representing an improvement of approximately $8.4 million compared to 1998. The increase in profit from operations is due primarily to the number of hotel openings and operating hotels resulting in increased application fees and royalty revenues, various management fees, and a reduction in interest expense due to the pay-off of the Company's outstanding indebtedness in 1998. The Company had accumulated net operating loss carry-forwards for income tax purposes of $12.7 million and $13.9 million as of December 31, 1999 and 1998, respectively. Given the uncertainty regarding eventual use of the carry-forward due to the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1999.

1998 NET LOSS COMPARED TO 1997 NET LOSS

    The Company's net loss decreased by $6.1 million during 1998 primarily due to the increased number of hotel openings and operating hotels resulting in increased application fees and royalty revenues, various management fees, a reduction in interest expense due to the pay-off of the Company's outstanding indebtedness and an increase in interest income. The Company had accumulated net operating loss carry-forwards for income tax purposes of $13.9 million and $11.5 million as of December 31, 1998 and 1997, respectively. Given the uncertainty regarding eventual use of the carry-forward due to the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    On October 24, 1996, the Company completed a public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share. Net proceeds were approximately $21 million, all of which have been spent by the Company.

    On May 19, 1998, the Company completed a public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share. The Company received net proceeds of approximately $41 million, of which approximately $30 million was used to repay all of its outstanding indebtedness, including all principal and accrued interest. The remaining $11 million was held either as cash or cash equivalents to be used for working capital and general corporate purposes. Cash and cash equivalents were $6.3 million as of

December 31, 1999. In management's opinion, based on the Company's current operations, the Company's capital resources, including its cash on hand and borrowing capability, are sufficient to fund operations for the next 12 months.

    In connection with the establishment of the Development Fund (see "Item 1. Business--Development Fund"), the Company committed to make a loan of up to $10 million to Constellation. Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of December 31, 1999, the Company had made loans of approximately $5.7 million in the aggregate to Constellation, and expects to lend approximately an additional $400,000 to Constellation. Due to the uncertainty surrounding ultimate recoverability of the subordinated loans, the Company is accounting for them on the cost-recovery basis, where interest income is recorded only after recovery of principal. In addition, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. Rights of NorthStar and Lubert-Adler to acquire additional shares of Class A common stock have expired. The Company will be paid $3.5 million over the first five years to manage the Development Fund and has earned $2 million of such payments as of December 31, 1999.

    In connection with the Best Inns Acquisition (see "Item 1. Business--Acquisition of the Brands-Best Inns Acquisition"), the Company made a $15 million unsecured subordinated loan to Ventures at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns acquisition and is structurally subordinated to such third party loan. In the fourth quarter 1999, the Company was advised that the senior lender informed Ventures of its intention to institute a "lock-box" arrangement, thereby eliminating the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest in-kind payments but will not include such in-kind payments in income. In March 2000, the lock-box agreement was executed. The Company has taken a $15.5 million reserve during the fourth quarter 1999 against the loan and accrued interest. If the senior debt is not paid currently, certain management and franchisee fees could be deferred until cash is available. A portion of these fees were deferred in the fourth quarter 1999. The Company also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances, including if required by Ventures in order to make a capital contribution to the owner of the properties in order to achieve compliance with certain debt service coverage ratios in order to obtain an extension of the maturity date of the loan, or to obtain the release of a property from the senior lender's liens in connection with a condemnation, casualty or otherwise. No such additional loans have been made as of December 31, 1999, but it is possible the loan, or a portion thereof, will be required to be made in the future. The Company manages the hotels owned by the subsidiary of Ventures. Commencing April 2001, the Company may be obligated to reimburse the owner of the properties for as much as 90% of the management fee if the owner's net profit for the 12-month period then ended, and each subsequent 12-month period, falls below a specific level. If the performance of the hotels does not materially improve by April 2001, the Company expects to have to make a payment to the owner of the properties. In addition, the senior lender to these properties has advised Ventures in March 2000 that it currently has the right to require the termination of the management contract, but is not doing so at this time. The Company also issued to Alpine Equities, an affiliate of Ventures, 350,000 shares of Class A Common Stock for a purchase price of $1.6 million. Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each hotel added to the Best Inns system after the closing of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates.

    The Company currently has no outstanding lines of credit in place. The Company currently uses cash and its own stock as its primary capital resource.

    For the year ended December 31, 1999, the Company had a net loss of $13.7 million. The net cash used in operating activities was $0.3 million. The net use of cash was primarily in accounts receivable, prepaid expenses and deposits. Net cash used was partially offset by cash inflows of application fees for executed franchise agreements, depreciation and amortization, non-cash compensation cost related to the Company's employee stock option plans and increases in accrued expenses.

    For the year ended December 31, 1998, the Company had a net loss of $2.9 million. The net cash used in operating activities was $11.6 million. The net use of cash was primarily a result of increases in promissory notes receivable related to the application fees on executed franchise agreements, increases in deferred commissions paid to salesmen for executed franchise agreements, and increases in loans to franchisees. Net cash used was partially offset by cash inflows of application fees for executed franchise agreements, depreciation and amortization, non-cash compensation cost related to the Company's employee stock option plans and increases in commissions payable.

    For the year ended December 31, 1999, net cash used in investing activities was $9.5 million which was primarily a result of the issuance of development subsidies to franchisees and loans to Constellation Development Fund.

    For the year ended December 31, 1998, net cash used in investing activities was $17.0 million which was primarily a result of the issuance of the previously discussed long term notes receivable, issuance of development subsidies to franchisees, acquisition of property and equipment and acquisition of franchise rights.

    For the year ended December 31, 1999, net cash provided by financing activities was $0.2 million resulting from the exercise of stock options.

    For the year ended December 31, 1998, net cash provided by financing activities was $28.8 million which was a result of the issuance of common stock, partially offset by repayment of the Company's outstanding indebtedness.

YEAR 2000 COMPUTER MATTER.

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or customer reservations or engage in similar normal business activities. The Company has devoted substantial resources and time to analyzing and remediating Year 2000 Issues that are within the Company's control that may significantly impact the Company's operations. Based on these efforts, the Company has experienced no material disruptions or adverse effects due to Year 2000 issues and management believes that the Year 2000 Issue will not pose material operational problems for its computer systems and does not expect that any remaining costs of compliance will have a materially adverse impact on the results of operations during any quarterly or annual reporting period. The Company does not believe that its operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will not have an adverse effect in the Company's systems or results of operations. There can be no assurances that circumstances will not arise in the future that will require management to take action in addition to what has already been performed on the Year 2000 Issues.

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

RESERVATIONS AND ADVERTISING FUNDS

    During 1998, the Company created independent reservations and advertising not-for-profit corporations owned by its franchisees (the "Funds") for the purpose of collecting and disbursing reservations and advertising fees related to the Microtel and Hawthorn brands. In connection with the creation of the Funds, the Company ceased reporting reservations and advertising fees and expenses related to these Funds within its consolidated financial statements effective April 1, 1998. Any deficits arising from reservations and advertising operations for quarterly periods prior to April 1, 1998 have been included in general and administrative expenses. The Company manages the reservations and advertising programs on behalf of the Funds, and has made interest-bearing loans at 8.5% in aggregate principal amounts, net of reserves, of approximately
$1.0 million to the Microtel Fund to supplement reservation, advertising, and promotional efforts, and may make additional loans in the future. The Company also administers reservations and advertising programs on behalf of Best Inns franchisees by virtue of its management of Best Reservations Corp., an Illinois not-for-profit corporation and has made interest-bearing loans at 8.5% in aggregate principal amounts of approximately $0.8 million to Best Reservation Corp. as of December 31, 1999, and may make additional loans in the future.

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

DEPENDENCE ON, AND OBSTACLES TO, HOTEL OPENINGS

    The Company expects that in the future its principal source of revenue will be franchise fees received from its franchisees. Accordingly, future revenues will be highly dependent on the timing and the number of open hotels and their gross room revenues. There are numerous factors beyond the control of the Company which affect the probability and timing of a hotel opening and the ability or desire for a hotel to stay in the Company's franchise system. These factors include, but are not limited to, the ability of a potential hotel owner to (i) secure adequate financing or satisfy financing payments during the construction period; (ii) locate an appropriate site of a hotel; (iii) obtain all necessary state and local construction, occupancy or other permits and approvals; (iv) obtain necessary construction materials; and
(v) reach a satisfactory level of profitability at the hotel. Under industry and general economic conditions that prevailed in 1999 and that are expected to continue in 2000, hotel developers have had and may continue to have difficulty accessing needed capital and attaining satisfactory levels of profitability. As a result, the number and timing of franchised hotel openings, and accordingly the Company's franchise fees, could be adversely affected if current conditions do not improve. Additionally, there can be no assurance that accepted franchise applications will result in executed franchise agreements or that executed franchise agreements will result in open properties. Deteriorating conditions in the lodging industry can be expected to adversely affect the likelihood that properties in development will open on a timely basis or at all.

LIMITED OPERATING HISTORY; NET LOSSES; OUR RESULTS FLUCTUATE AND THESE FLUCTUATIONS CAN BE UNPREDICTABLE

    The Company began operating in October 1995 and therefore has a limited operating history upon which investors can evaluate its performance. While the Company was profitable during the first three quarters of 1999, the Company incurred significant charges in the fourth quarter of 1999 that resulted in a net loss for the year. There can be no assurance that the Company will be profitable in the future. Additionally, events outside our control, including those set forth in other risk factors, may cause the Company to experience fluctuations in revenues and operating results. As a result, the Company's future results may be below market expectations, including the expectations of financial analysts and investors. A failure to meet such expectations may adversely affect the trading price of the Company's Class A Common Stock.

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

SUCCESSFUL COMPLETION AND INTEGRATION OF ACQUISITIONS

    One element of the Company's business strategy is to continuously evaluate acquisitions and business combinations. These acquisitions may be of brands in the lodging industry or in other industries, or of businesses that the Company does not expect to franchise, which would require the Company to develop expertise in areas that it does not currently operate. There can be no assurance that the Company will identify and complete suitable acquisitions or if completed, that such acquisitions will be successfully integrated. The Company did not engage in any such transaction in 1999. Acquisitions involve numerous risks, including difficulties assimilating new operations and brands. There can be no assurance that any acquisitions would result in long-term benefits to the Company or that management would be able to manage effectively the resulting business.

DEPENDENCE ON SENIOR MANAGEMENT

    The success of the Company is largely dependent on the efforts and abilities of its senior management and certain other key personnel, particularly
Messrs. Leven, Aronson and Steve Romaniello, Executive Vice President-Franchise Sales and Administration. The Company's success will depend in large part on its ability to retain these individuals and other current members of its senior management team and to attract and retain qualified personnel in the future. The loss of members of senior management or of certain other key employees or the Company's inability to retain and attract other qualified employees could have an adverse impact on the Company's business and results of operations. Certain franchise agreements have stipulations which allow franchisees to exit without penalty if certain members of management are no longer affiliated with the Company. The Company does not maintain key person life insurance on behalf of the lives of any of its officers or employees.

COMPETITION FOR NEW FRANCHISE PROPERTIES AND HOTEL GUESTS

    Competition among national brand franchisers and smaller chains in the lodging industry to grow their franchise systems is fierce and intensified during 1999. During 1999, an increasing number of hotel companies announced new franchise initiatives. As a result, the Company believes there has been a marked increase in franchise sales personnel throughout the lodging industry and more aggressive financial incentives are being offered to hotel owners and developers. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company and its brands. There can be no assurance that the Company can franchise a sufficient number of properties to generate operating efficiencies that will enable it to compete with these larger chains. See "Business--Competition."

GENERAL RISKS OF THE LODGING INDUSTRY

    The Company is exposed to general risks of the lodging industry in a number of ways. First, as a franchiser and manager, the Company's franchise royalty and management fee revenues vary directly with its franchisees' gross room revenues. As a result, the Company's franchise and management businesses are, and will be, affected by risks experienced by hotel operators generally. In fact, because of factors adversely affecting the lodging industry such as lower occupancy rates, lower percentages of daily rate growth, higher interest rates and increased room supply competition, the Company is currently evaluating the future prospects of its management business to determine whether to continue to offer management services. Second, to the extent the Company directly or indirectly makes equity or debt investments in hotel properties, those investments will be subject to the risks experienced by the underlying properties. Third, the Company may directly acquire ownership interests in its branded hotel properties in order to promote the brand or for other reasons. To the extent that the Company owns or leases hotel properties, it will be subjected to the risks of a hotel operator.

    The segments in which hotels franchised under the Company's brands currently operate or plan to operate, may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of or a reduction in demand for lodging or a scarcity of potential sites in a geographic area, changes in travel patterns, extreme weather conditions, changes in governmental regulations that influence or determine wages, prices, construction costs or methods of operation, changes in interest rates, the availability of financing, and changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. In fact, the Company believes that hotel operators were negatively affected during 1999 by increased room supply, weaker room demand and higher interest rates, among other things. These risks may have been exacerbated by the relatively illiquid nature of real estate holdings.

    Downturns or prolonged adverse conditions in real estate or capital markets or in national or local economies could have a material adverse impact on the Company's ability to locate new franchisees, the timing of new hotel openings, the number of rooms at newly-opened hotels, and the amount of royalty and management fee income earned by the Company and could result in the cancellation of the Company's franchise agreements and management contracts and increase risks of impairment on loans or other investments made by the Company directly or indirectly to or in franchisees and developers and potential deferral or loss of the interest income associated with such potential write-offs. In fact, during 1999, 12 of the Company's franchised hotels left their respective systems and 17 of the Company's management contracts were terminated. In addition to the aforementioned risks, the Company's current and potential future investments in or ownership of hotel properties creates a risk of decreased earnings due to losses related to start-up expenses or ongoing losses due to shortfalls in expected performance of a hotel. In addition, any guaranty required to secure construction or permanent loan financing could adversely affect the Company's financial condition.

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

    If the Company leases and/or owns hotel properties or makes, directly or indirectly, equity or debt investments in hotel properties, it would be subject to risks experienced by hotel operators generally. The Company recently incurred costs of approximately $0.5 million in connection with its abandoned purchase of a Hawthorn Suites property, representing a portion of a forfeited deposit and transaction costs.

RISKS RELATING TO THE FINANCING OF FRANCHISEES

    The Company participates, from time to time, in construction loans, equity investments, and long-term mortgage loans made to franchisees. In particular, the Company has committed to lend up to $10 million to Constellation Equity Corp. ("Constellation") to be invested by Constellation in Constellation Development Fund, LLC (the "Development Fund") and to be used by the Development Fund to provide debt and equity financing to selected developers. As of December 31, 1999, the Company has loaned approximately $5.7 million in the aggregate to Constellation and expects to loan approximately an additional $400,000 to Constellation in 2000. The loan to Constellation is subordinated to returns of other members. If such returns are not met, this loan could be jeopardized. Due to the uncertainty surrounding the ultimate recoverability of the subordinated loan, the Company is accounting for them on a cost-recovery basis, where interest income is recorded only after recovery of principal. As of December 31,

1999, the Development Fund has invested in seven Microtels and two Hawthorn Suites hotels which are in different stages of development. As of February 21, 2000 the managers of the Development Fund agreed that no additional projects will be commenced in the future. In addition, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") in connection with the Best Inns acquisition at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise to be paid in-kind. The loan is subordinated to a guaranty provided by Ventures in connection with a third party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns transaction and is structurally subordinated to such third party loan. The Company is also committed to make additional loans of up to $7.5 million to Ventures under certain circumstances. No such additional loans were made as of December 31, 1999, but it is possible that the loan, or a portion thereof, will be required to be made in the future. Each of Ventures and Constellation is a highly leveraged entity and there can be no assurances that any loans to Ventures or Constellation will be repaid. In the fourth quarter 1999, the Company was advised by Ventures that the senior lender to its operating subsidiary planned to institute a "lock-box" arrangement because of the deteriorating financial condition of the operating subsidiary. In
March 2000, the lock-box agreement was executed. The lock-box arrangement effectively precludes the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest in-kind payments but will not include such in-kind payments in income. Recognition of such in-kind payments as income is dependent upon the amount of underlying property values of the borrower, relative to other lenders and shareholders. There can be no assurance that those values will continue to be sufficient to permit the Company to continue to record such interest income and, in fact, no such income has been recognized by the Company in the fourth quarter 1999, and the Company does not currently expect to record income in 2000. In fact, the Company has taken a reserve of approximately $15.5 million associated with the principal and accrued interest of the loan.

    The Company has also made various loans and advances to individual franchisees, the reservation and marketing funds for the Microtel and Best Inns brands, and loan participations in a financing program with Nomura Asset Capital Corp. See "Item 3. Legal Proceedings" for a discussion of a pending litigation concerning these loan participations. The Company is subject to the risks experienced by lenders generally, including risks of franchisee/borrower defaults and bankruptcies. Among other things, the ability of the borrowers to repay these loans will be affected by the factors discussed under "General Risks of the Lodging Industry" and "Development and Ownership Risk." The failure of a borrower to pay interest could have a material adverse effect on the Company's results of operations. In the event of default under such loans, the Company, as a lender, would bear the risk of loss of principal to the extent the value of the collateral was not sufficient to pay lenders, which may be more senior in the capital structure. As of December 31, 1999, in addition to the loans to Ventures and Constellation, the Company had outstanding loans made to borrowers of approximately $8.6 million aggregate principal amount (net of approximately $1.1 million of reserves). If the financial condition of the borrowers of these loans were to worsen, the loans could be deemed to be impaired, which could result in a significant charge to the Company and future interest income related to these loans could be deferred or eliminated which could have a materially adverse effect on future income. In connection with equity investments, the Company would be subject to risks as an equity investor. See "Business--Regulation."

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

DEPENDENCE ON SPIRIT RESERVATION SYSTEM

    Franchisees of the Hawthorn brand open one year or greater derived approximately 21% of their reservations through the Spirit Reservation System, which is operated under contract with Hyatt Hotels Corporation by CSC Outsourcing, Inc. ("CSC") and Sabre Technology Solutions ("Sabre"). There can be no assurance that CSC and Sabre will continue to service Hawthorn Suites' reservations needs in the future. See "Business--The Company's Lodging Franchise Systems--Hawthorn Suites".

ABSENCE OF DIVIDENDS

    The Company has not paid a dividend on its Common Stock since its inception. The Company intends to retain any earnings to finance its growth and for general corporate purposes and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Dividend Policy". In addition, future financing agreements may contain limitations on the payment of cash dividends or other distributions of assets to the holders of Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999
  AND 1998 AND FOR THE THREE YEARS ENDED DECEMBER 31, 1999:

  Independent Auditors' Report..............................     30

  Consolidated Statements of Financial Position.............     31

  Consolidated Statements of Operations.....................     32

  Consolidated Statements of Stockholders' Equity...........     33

  Consolidated Statements of Cash Flows.....................     34

  Notes to Consolidated Financial Statements................     35

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. Franchise Systems, Inc.:

    We have audited the accompanying consolidated statements of financial position of U.S. Franchise Systems, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/   Deloitte & Touche LLP

Atlanta, Georgia
March 14, 2000

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments.......................  $  6,339,000   $ 15,966,000
  Accounts receivable--Net..................................     2,315,000      2,108,000
  Deposits and prepaid expenses.............................       536,000        315,000
  Promissory notes receivable...............................     1,898,000        980,000
  Deferred commissions......................................     2,564,000      1,754,000
                                                              ------------   ------------
      TOTAL CURRENT ASSETS..................................    13,652,000     21,123,000
PROMISSORY NOTES RECEIVABLE.................................    12,369,000     24,667,000
PROPERTY AND EQUIPMENT--Net.................................     2,141,000      3,396,000
FRANCHISE RIGHTS--Net.......................................    24,691,000     25,490,000
DEFERRED COMMISSIONS........................................     6,525,000      7,215,000
DEVELOPMENT SUBSIDIES--Net..................................    10,837,000      1,263,000
OTHER ASSETS--Net...........................................       497,000      1,022,000
                                                              ------------   ------------
      TOTAL ASSETS..........................................  $ 70,712,000   $ 84,176,000
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $    227,000   $    498,000
  Commissions payable.......................................     1,516,000      1,464,000
  Deferred application fees.................................     3,686,000      1,973,000
  Accrued expenses..........................................     1,875,000      1,252,000
                                                              ------------   ------------
      TOTAL CURRENT LIABILITIES.............................     7,304,000      5,187,000
DEFERRED APPLICATION FEES...................................     6,570,000      9,280,000
                                                              ------------   ------------
      TOTAL LIABILITIES.....................................    13,874,000     14,467,000
REDEEMABLE STOCK:
Common shares, par value $0.01 per share; issued and
  outstanding 3,128,473 (net of 58,807 shares in Treasury at
  December 31, 1999 and December 31, 1998) entitled to
  redemption under certain circumstances at $324,000 (net of
  $6,000 in Treasury) as of December 31, 1999 and December
  31, 1998..................................................       324,000        324,000
STOCKHOLDERS' EQUITY:
Common shares, par value $0.01 per share; authorized
  30,000,000 shares of Class A Common Stock and 5,000,000
  shares of Class B Common Stock; issued and outstanding
  14,063,496 Class A shares and 2,707,919 Class B shares at
  December 31, 1999; issued and outstanding 14,038,721 Class
  A shares and 2,707,919 Class B shares at December
  31,1998...................................................       167,000        167,000
  Capital in excess of par..................................    90,293,000     89,416,000
  Accumulated deficit.......................................   (33,946,000)   (20,198,000)
                                                              ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY............................    56,514,000     69,385,000
                                                              ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS(1)EQUITY...............  $ 70,712,000   $ 84,176,000
                                                              ============   ============

                See notes to consolidated financial statements.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                            1999          1998          1997
                                                        ------------   -----------   -----------
REVENUES:
  Royalty and other fee income........................  $ 14,607,000   $ 7,578,000   $   769,000
  Franchise application fees..........................     5,089,000     3,006,000     1,098,000
                                                        ------------   -----------   -----------
                                                          19,696,000    10,584,000     1,867,000
EXPENSES:
  General and administrative..........................    12,175,000    11,590,000     9,083,000
  Franchise sales commissions.........................     4,878,000     2,216,000       641,000
  Depreciation and amortization.......................     1,677,000     1,393,000       571,000
  Interest income.....................................    (2,469,000)   (2,493,000)   (1,386,000)
  Interest expense....................................                     762,000     1,905,000
  Bad debt reserves...................................    17,121,000
                                                        ------------   -----------   -----------
                                                          33,382,000    13,468,000    10,814,000
      NET LOSS BEFORE TAXES...........................   (13,686,000)   (2,884,000)   (8,947,000)
Income taxes..........................................        62,000             0             0
                                                        ------------   -----------   -----------
      NET LOSS AFTER TAXES............................  $(13,748,000)  $(2,884,000)  $(8,947,000)
                                                        ============   ===========   ===========
Weighted average number of common shares
  outstanding.........................................    19,886,030    17,670,591    12,563,772
  Loss per share (Basic)..............................  $      (0.69)  $     (0.16)  $      (.71)
                                                        ============   ===========   ===========

                See notes to consolidated financial statements.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                          COMMON STOCK          CAPITAL                        TOTAL
                                     ----------------------    IN EXCESS    ACCUMULATED    SHAREHOLDERS'
                                       SHARES       AMOUNT      OF PAR        DEFICIT         EQUITY
                                     -----------   --------   -----------   ------------   -------------
Balance as of December 31, 1996....    9,394,115   $ 94,000   $20,549,000   $ (8,367,000)   $12,276,000
Issuance of capital
  stock--acquisition of computer
  software.........................       30,303         --       250,000             --        250,000
Fair value of options granted......           --         --       295,000             --        295,000
Net loss...........................           --         --            --     (8,947,000)    (8,947,000)
                                     -----------   --------   -----------   ------------    -----------
Balance as of December 31, 1997....    9,424,418   $ 94,000   $21,094,000   $(17,314,000)   $ 3,874,000
                                     ===========   ========   ===========   ============    ===========
Issuance of capital stock--Hawthorn
  acquisition......................    2,222,222     22,000    17,754,000             --     17,776,000
Development fund...................      500,000      5,000     5,602,000             --      5,607,000
Stock offering.....................    4,250,000     43,000    40,758,000             --     40,801,000
Best acquisition...................      350,000      3,000     3,890,000             --      3,893,000
Fair value of options granted......           --         --       318,000             --        318,000
Net loss...........................                                           (2,884,000)    (2,884,000)
                                     -----------   --------   -----------   ------------    -----------
Balance as of December 31, 1998....   16,746,640    167,000    89,416,000    (20,198,000)    69,385,000
                                     ===========   ========   ===========   ============    ===========
Stock options exercised............       24,775         --       211,000                       211,000
Fair value of options granted......                               666,000                       666,000
Net Income (loss)..................           --         --            --    (13,748,000)   (13,748,000)
                                     -----------   --------   -----------   ------------    -----------
Balance as of December 31, 1999....  $16,771,415   $167,000   $90,293,000   $(33,946,000)   $56,514,000
                                     ===========   ========   ===========   ============    ===========

                See notes to consolidated financial statements.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
OPERATING ACTIVITIES:
Net loss............................................  $(13,748,000)  $ (2,884,000)  $ (8,947,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization.......................     1,677,000      1,393,000        571,000
Deferred compensation amortization..................       666,000        318,000        295,000
Gain on sale of land................................      (185,000)
Land impairment.....................................       279,000
Changes in assets and liabilities:
  (Increase) in accounts receivable, prepaid
    expenses and deposits...........................      (428,000)    (1,449,000)      (519,000)
  (Increase) Decrease in promissory notes
    receivable......................................    11,380,000     (6,337,000)    (3,075,000)
  (Increase) in deferred commissions................      (120,000)    (3,777,000)    (3,009,000)
  Increase (Decrease) in other assets...............       756,000     (1,231,000)       187,000
  Increase (Decrease) in accounts payable...........      (271,000)      (640,000)       459,000
  Increase (Decrease) in accrued expenses...........       623,000        404,000       (120,000)
  Increase in commissions payable...................        52,000        293,000        334,000
  Increase (Decrease) in deferred application
    fees............................................      (997,000)     2,265,000      3,323,000
  Increase in subordinated debentures paid in
    kind............................................                                     935,000
                                                      ------------   ------------   ------------
Net cash used in operating activities...............      (316,000)   (11,645,000)    (9,566,000)
INVESTING ACTIVITIES:
Issuance of long-term note receivable...............                  (15,000,000)
Issuance of development subsidies...................    (9,957,000)    (1,190,000)      (109,000)
Acquisition of property and equipment...............      (261,000)    (3,918,000)    (5,162,000)
Proceeds from sale of properties....................       809,000      5,752,000
Acquisition of franchise rights.....................      (113,000)    (2,690,000)      (178,000)
                                                      ------------   ------------   ------------
Net cash used in investing activities...............    (9,522,000)   (17,046,000)    (5,449,000)
FINANCING ACTIVITIES:
Repayment of subordinated debt......................                  (19,866,000)
Issuance of common stock, net.......................       211,000     48,633,000             --
Redemption of common stock..........................                                      (6,000)
Principal payments on borrowings....................                                    (277,000)
                                                      ------------   ------------   ------------
Net cash provided by (used in) financing
  activities........................................       211,000     28,767,000       (283,000)
                                                      ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
CASH INVESTMENTS....................................    (9,627,000)        76,000   $(15,298,000)
CASH AND TEMPORARY INVESTMENTS
Beginning of period.................................    15,966,000     15,890,000     31,188,000
                                                      ------------   ------------   ------------
End of period.......................................  $  6,339,000   $ 15,966,000   $ 15,890,000
                                                      ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest..............................                 $    762,000   $  1,009,000
                                                                     ============   ============
Noncash activities:
Issuance of 30,303 shares of Class A common stock
  for
Reservations System Software........................                                $    250,000
                                                                                    ============

                See notes to consolidated financial statements.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

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

    HAWTHORN SUITES FRANCHISING, INC.: On March 12, 1998, the Company completed a series of transactions which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. The Company now has the exclusive right to franchise the Hawthorn Suites brand of hotels and to retain 100% of the royalties derived therefrom.

    BEST FRANCHISING, INC.: On April 28, 1998, the Company completed its acquisition of the exclusive worldwide franchise rights to the Best Inns hotel brands, including the franchise agreements for the existing Best Inns hotels. In addition, the Company acquired management contracts and certain other assets relating to the management of hotels on behalf of third-party owners.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Application fee revenue and related costs--Initial franchise fee revenue consists of application fees received by the Company's subsidiaries from prospective franchisees. Such fees are recognized in income when the underlying hotels open. Franchise sales commissions, and other related selling costs are deferred until the underlying hotels open, at which time such costs are charged to expense.

    Royalty and other fee revenue--The Company recognizes royalty and other fee income on the accrual method.

    Allowance for doubtful trade accounts--During the years ended December 31, 1999, 1998 and 1997, the Company charged $530,000, $116,000 and $10,000 respectively as an allowance for estimated uncollectible accounts, and reduced the allowance by $239,000, $59,000 and $39,000 respectively. Allowance for

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) doubtful account balances as of December 31, 1999 and 1998 was $313,000 and $56,000, respectively. Charges to the account are made on a specific identification basis.

    Cash and temporary cash investments--The Company considers its investments with an original maturity of three months or less to be cash equivalents.

    Franchise rights--Franchise rights represent the cost of acquiring such rights and are amortized on a straight-line basis over 25 years for Microtel, 31 years for Hawthorn and 33 years for Best Inns.

    Development subsidies--Development subsidies consist of subsidies granted to assist in the conversion or construction for prospective or existing franchisees. They are amortized over the operating life of the license agreement.

    Impairment of long-lived assets--Long-lived assets, principally intangibles, are evaluated quarterly and written down to fair value when management believes that the unamortized balance cannot be recovered through future undiscounted cash flows. Assets held for sale are carried at the lower of cost or net realizable value. See note 4 and 5.

    Other assets--Other assets primarily consist of architectural drawings and renderings (amortized over 15 years) and loan participations. Accumulated amortization for the years ended December 31, 1999 and 1998 was $279,000 and $183,000, respectively.

    Income taxes--The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach in accounting for income taxes.

    Fair value of financial instruments--The carrying amounts of cash and cash equivalents, trade and notes receivables, other current assets, accounts payable, accrueds, and notes payable meeting the definition of a financial instrument approximate fair value.

    Stock-based compensation plans--The Company has elected to account for its stock option plans in accordance with SFAS 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, compensation is recognized for the fair value of options granted over the vesting period.

    Earnings per share--In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) information and makes the computation comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Net income per share--basic is computed based on net income divided by the weighted average common shares outstanding. If required, net income per share--diluted is computed by dividing net income by the weighted average common and common shares during the year plus the incremental shares that would have been outstanding under stock option plans.

    Management estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    New accounting pronouncements: The Company adopted SOP 98-5 "Reporting on the Cost of Start-up Activities" in fiscal year 1999. The effect on the financial statements was not material. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was modified by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the effective date of FASB Statement No. 133." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt
SFAS 133 beginning in the first quarter of 2001, and does not presently expect such adoption to have any material effect on the Company's financial statements at that time.

    Reclassifications--Certain amounts in the prior year financial statements have been reclassified to conform with the 1999 financial statement presentation.

3. NOTES RECEIVABLE

    In connection with the Best Inns Acquisition, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns acquisition and is structurally subordinated to such third-party loan. In the fourth quarter 1999, the Company was advised that the senior lender informed Ventures of its intention to institute a "lock-box" arrangement, thereby eliminating the payment of cash interest to the Company while such arrangement is in place, although in-kind payment of interest accrues instead. Unless the properties improve materially, the Company does not expect to recognize such in-kind interest as income. In March 2000, the lock-box agreement was executed. During the fourth quarter 1999, the Company took a reserve of $15.5 million against the loan and accrued interest. If senior debt is not serviced currently, certain management and franchise fees could be deferred until cash is available. A portion of these fees were deferred in the fourth quarter 1999. The Company is also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances, including, if required by Ventures in order to make a capital contribution to the owner of the properties in order to achieve compliance with certain debt service coverage ratios in order to obtain an extension of the maturity date of the loan, or to obtain the release of a property from the senior lender's liens in connection with a condemnation, casualty or otherwise. No such additional loans were made as of December 31, 1999, but it is possible that additional loans may be required in the future. The Company manages the hotels owned by a subsidiary of Ventures. Commencing April 1, 2001, the Company may be obligated to reimburse the owner of the properties for as much as 90% of the management fee if the owner's net profit for the 12-month period then ended, and each subsequent 12-month period, falls below a specified level. If the performance of the hotels does not materially improve by April 2001, the Company expects to have to make payments to the owner of the properties. In addition, the senior lender to these properties has advised Ventures in March 2000 that it currently has the right to require the termination of the management contract, but is not doing so at this time. In 1999 and 1998, the Company earned franchise royalty fees of $0.7 million and $0.5 million, respectively, and management fees of $1.2 million and $0.9 million, respectively, from the owner of the properties. The Company also issued to Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

3. NOTES RECEIVABLE (CONTINUED)
of Ventures, 350,000 shares (the "Alpine Shares") of Class A Common Stock for a purchase price of $1.6 million. Alpine Equities was granted certain demand and piggy-back registration rights on customary terms with respect to the Alpine Shares, as well as certain tag-along rights on certain sales of Common Stock made by the Company's CEO (Mr. Leven), and CFO (Mr. Aronson). Additionally, the Company agreed to pay to Alpine Equities $1,000 per year for each hotel added to the Best Inns system after the closing of the transaction, provided that such new hotels are paying royalties to the Company or any of its affiliates.

    The Company manages the reservations and advertising programs on behalf of the Microtel Reservation and Advertising Fund and has made interest bearing loans at 8.5% in an aggregate principal amount, net of reserves, of approximately $1.0 million to the Microtel Fund to supplement reservation, advertising and promotional efforts and may make additional loans in the future. The Company also administers reservations and advertising programs on behalf of Best Inns franchisees by virtue of its management of Best Reservations Corp, an Illinois not-for-profit corporation and has made interest bearing loans at 8.5% to the Best Reservation Corp. in aggregate principal amount of approximately $0.8 million as of December 31, 1999, and may make additional loans in the future.

    On March 17, 1998, NorthStar Constellation, LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar ("Constellation"), formed Constellation Development Fund LLC (the "Development Fund"). The Development Fund was established, in part, to provide capital that will allow the Company to expand its Microtel and Hawthorn Suites brands into high visibility, difficult to develop areas by providing debt and equity financing to selected local developers. NorthStar, Lubert-Adler and Constellation agreed to contribute to the Development Fund equity up to $50 million. On October 31, 1998 the Development Fund entered into a
$60 million senior credit facility with NationsBank, N.A. As of December 31, 1999 the Development Fund has invested in seven Microtel and two Hawthorn Suites hotels which are in different stages of development. As of February 21, 2000 the managers of the Development Fund agreed that no additional projects would be commenced in the future. In connection with the establishment of the Development Fund, the Company committed to make a loan of up to $10 million to Constellation. Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of December 31, 1999, the Company had made loans of approximately $5.7 million in the aggregate to Constellation and the Company expects to lend approximately an additional $400,000 to Constellation in 2000. Due to the uncertainty surrounding ultimate recoverability of the subordinated loan, the Company is accounting for it on the cost-recovery basis, where interest income is recorded only after recovery of principal. The Company will be paid $3.5 million over the first five years to manage the Development Fund, $2 million of which was earned as of December 31, 1999. In connection with this transaction, the Company also sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.7 million. Rights of NorthStar and Lubert-Adler to acquire additional shares of Class A Common Stock have expired. In addition, David T. Hamamoto, Co-Chief Executive Officer of NorthStar was elected to the Board of Directors of the Company. Dean Adler, a director of the Company, serves as a manager of Lubert-Adler, and Mr. Adler, along with Mr. Hamamoto and Mr. Aronson, serve as managers of the Development Fund.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

3. NOTES RECEIVABLE (CONTINUED)
    The Company accepts promissory notes as part of the initial purchase price of a franchise. No revenue is recognized upon receipt of such notes until such time as the hotel opens and the notes are repaid by the franchisee. The balance of such notes as of December 31, 1999 and 1998 were $3.0 million and $2.9 million, respectively.

    Additionally, the Company makes loans to certain franchisees to assist in the construction and initial operation of the hotels. The amount of such loans was $4.4 million and $4.0 million as of December 31, 1999 and 1998, respectively, net of reserve for uncollectible amounts of $651,000 in 1999 and $0 in 1998.

4. INTANGIBLE ASSETS

    The Company has intangible assets related to the acquisition of its various franchise rights which are carried at cost net of accumulated amortization. A summary of such costs is as follows:

                                                        1999          1998
                                                     -----------   -----------
Deferred franchise rights..........................  $26,810,000   $26,696,000
Accumulated amortization...........................    2,119,000     1,206,000
                                                     -----------   -----------
Net deferred franchise rights......................  $24,691,000   $25,490,000
                                                     ===========   ===========

    The Company grants development subsidiaries to certain franchisees in connection with the construction and conversion of properties into one of its brands. A summary of such deferred costs is as follows:

                                                         1999          1998
                                                      -----------   ----------
Development subsidies...............................  $11,137,000   $1,299,000
Accumulated amortization............................      300,000       36,000
                                                      -----------   ----------
Development subsidies net...........................  $10,837,000   $1,263,000
                                                      ===========   ==========

    During 1999, the Company determined that certain development subsidies would not be recoverable from future cash flow and therefore has written off such assets in the amount of $123,000.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

5. PROPERTY AND EQUIPMENT

    Property and equipment is recorded at historical cost and consisted of the following at December 31, 1999 and 1998, respectively:

                                                        1999          1998
                                                     -----------   -----------
Land...............................................           --   $ 1,122,000
Construction in progress...........................           --       198,000
Furniture, fixtures, and equipment.................  $   659,000       594,000
Computer equipment and software....................    2,162,000     1,978,000
                                                     -----------   -----------
                                                       2,821,000     3,892,000
Less accumulated depreciation......................    1,109,000       496,000
                                                     -----------   -----------
                                                       1,712,000     3,396,000
Real Estate held for sale..........................      429,000
                                                     -----------   -----------
                                                     $ 2,141,000   $ 3,396,000
                                                     ===========   ===========

    PC based computer software is depreciated on a straight-line basis over a period of three years. The reservation system and accounting system software are depreciated on a straight-line basis over a period of five years. Computer equipment is depreciated using the 200% declining-balance method over a period of five years. The remaining fixed assets are depreciated using the 200% declining-balance method over a period of seven years. Depreciation expense was $316,000, $365,000 and $108,000 for the years ended December 31 1999, 1998 and
1997, respectively.

    Land (with associated improvements) is held for sale in Redding, California. It is expected to be sold during 2000. The land and associated improvements were written down to net realizable value in fiscal 1999 resulting in a $279,000 reserve.

    The Company recorded a reserve of approximately $0.5 million in the fourth quarter of 1999 in connection with the abandoned purchase of a Hawthorn Suites property, representing a portion of a forfeited deposit and associated transaction costs.

6. REDEEMABLE PREFERRED STOCK AND SUBORDINATED DEBENTURES

    Until December 31, 1996, the cumulative redeemable exchangeable preferred stock earned cumulative dividends at an annual dividend rate of 10%, payable in additional shares of redeemable preferred stock. On January 1, 1997, the Company exercised its option to exchange the redeemable preferred stock at its liquidation value of $18,477,000 into 10% subordinated debentures due
September 29, 2007. In May 1998, the Company repaid all outstanding principal and interest on the subordinated debentures with a portion of the proceeds from its $41 million equity offering (See Note 7).

7. STOCKHOLDERS EQUITY

    The Company has two classes of common stock: Class A Common Stock, par value $.01 per share and Class B Common Stock, par value $.01 per share outstanding at December 31, 1999 and 1998, respectively. Shares of Class A Common Stock and Class B Common Stock are identical in all respects except that:

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

7. STOCKHOLDERS EQUITY (CONTINUED)
(i) holders of Class B Common Stock are entitled to ten votes per share and holders of Class A Common Stock are entitled to one vote per share; and
(ii) the shares of Class B Common Stock are convertible into Class A Common Stock at the option of the holder and, with limited exceptions, upon the transfer thereof. There are 30 million shares of Class A Common Stock and 5 million shares of Class B Common Stock authorized for issuance.

    On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share. Net proceeds to the Company were approximately $21 million. On May 19, 1998, the Company completed a public offering of 4,250,000 shares of Class A Common Stock at $10.50 per share. Net proceeds were approximately $41 million, of which approximately $30 million was used by the Company to repay all of its outstanding indebtedness including all principal and accrued interest and the remaining $11 million of which was either used for working capital and general corporate purposes or is currently available as cash balances.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

8. STOCK PURCHASED BY EMPLOYEES

    Under the terms of certain employee stock purchase agreements, Company management holds 4,027,886 shares of unrestricted stock and 1,344,457 shares of restricted stock at December 31, 1999.

    The Company repurchased 30,921 unrestricted and 26,886 restricted shares (57,807 shares in the aggregate) from two management employees who left the Company during 1997 at $.1034 and $.1137 per share, respectively, pursuant to the terms of the departing management employees' respective employee stock purchase agreements. As of December 31, 1999 and 1998 the 57,807 shares are held by the Company as treasury stock. Pursuant to the terms of their respective employee stock purchase agreements, certain management shareholders had the right to purchase, at any time, the repurchased shares from the Company at the price paid by the Company. Such shareholders permanently declined the option to repurchase such shares. Restricted shares and certain unrestricted shares are subject to five year and ten year vesting periods, respectively, subject to, among other things, certain management employees' continued employment by the Company. Any shares which are forfeited will be repurchased by the Company and reoffered to certain management shareholders at $.1034 or $.1137 per share, as applicable, based on the price paid by the management employee for the shares. Compensation expense will be recorded to the extent the fair value of the reoffered shares exceeds $.1034 or $.1137, as applicable. All restricted shares are subject to an earnings test formula based upon increases in the Company's earnings before interest, taxes, and depreciation and are deemed earned upon the satisfaction of these performance criteria (the "Earned Shares"). Earned Shares are subject to forfeiture if the holder's employment ceases with the Company before September 29, 2005. Any restricted shares that have not been earned by September 29, 2005 will be redeemed by the Company and reissued to the original stockholders of the Company (other than certain management shareholders) pro rata based on their original holdings of common stock. Restricted shares and all other shares subject to the employee stock purchase agreements held by other members of management have been classified as redeemable common stock in the balance sheet because they are redeemable by the Company under certain circumstances for reasons beyond the Company's control.

9. STOCK OPTION PLANS

    The Company has stock option plans which reserve shares of Class A Common Stock for its officers, employees, consultants and advisors (the "Employee Plan") and for its non-employee directors (the "Directors Plan"). Under the Employee Plan, the Option Committee of the Board of Directors may grant options for up to 975,000 shares of the Company's Class A Common Stock taking into effect the amendment to the Employee Plan increasing by 250,000 the number of options under the Employee Plan. The amendment was approved by the Board of Directors of the Company subject to shareholder approval; however, holders of a majority of the Company's voting stock entered into a Voting Agreement with the Company dated January 25, 2000 which ensures such approval. The options generally have a maximum life of seven years. Under the Directors Plan, the Company may grant options to its non-employee directors for up to 125,000 shares of the Company's Class A Common Stock. Non-employee directors are each awarded options to purchase 2,000 shares upon their election to the Board of Directors. In addition, commencing on January 1, 1998, each non-employee director receives a grant of 2,000 stock options on January 1 of each year they continue to serve on the Board. The director options become exercisable on the first anniversary of the grant date and their maximum life is ten years. Options outstanding under the Company's stock option plan have been granted at prices equal to the market value of the stock on the

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

9. STOCK OPTION PLANS (CONTINUED)
date of the grant and vest over a 1, 4, or 5 year period. On December 31, 1999, all stock options were repriced for all current employees and consultants to $4.50 per share, resulting in incremental fair value of $327,000, which is recognized over the remaining vesting period of the options. The Company is also obligated to grant options for shares of Class A common stock to certain members of its franchise sales force in the event they achieve specified sales benchmarks in 2000.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                            1999           1998           1997
                                                          --------       --------       --------
Expected life (years)..............................          3.8            3.9            3.8
Expected volatility................................         34.8%          30.0%          30.1%
Risk free interest rate............................          5.9%           6.0%           6.0%
Dividend Yield.....................................          0.0%           0.0%           0.0%

    Activity related to the Company's two stock option plans is summarized as follows:

                                                 1999                        1998                        1997
                                       -------------------------   -------------------------   -------------------------
                                                     WEIGHTED                    WEIGHTED                    WEIGHTED
                                                       AVG.                        AVG.                        AVG.
                                        SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                       --------   --------------   --------   --------------   --------   --------------
Options as of January 1..............  484,857        $ 9.28       228,500        $11.39       178,500        $13.48
Granted..............................  322,400         10.99       326,757          7.66       105,700          8.66
Forfeited............................  (62,175)        10.77       (70,400)         9.38       (55,700)        12.72
Exercised............................  (24,775)         8.51             0             0             0
                                       -------        ------       -------        ------       -------        ------
Options as of December 31............  720,307        $ 4.90       484,857        $ 9.28       228,500        $11.39
                                       =======        ======       =======        ======       =======        ======
Options exercisable as of December
  31.................................  161,793                      53,163                      39,950
Weighted-average fair value of
  options granted during the year....                 $10.99                      $ 2.23                      $ 2.78
                                                      ======                      ======                      ======

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

9. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1999:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               --------------------------------------------------   -------------------------------
                                   NUMBER       WEIGHTED AVERAGE      WEIGHTED          NUMBER          WEIGHTED
RANGE OF                       OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
EXERCISE PRICES                DEC. 31, 1999    CONTRACTUAL LIFE   EXERCISE PRICE   DEC. 31, 1999    EXERCISE PRICE
-----------------------------  --------------   ----------------   --------------   --------------   --------------
 .10340 to .11375.............      30,921             2.49              $0.11             7,730           $0.11
$4.50........................     578,000             3.31               4.50           103,813            4.50
$5.81........................      32,000             3.61               5.81                --              --
$8.13 to $13.50..............      52,500             0.15              11.55            50,250           11.59
                                  -------             ----              -----           -------           -----
 .10340 to $13.50.............     693,421             3.05              $4.90           161,793           $6.49
                                  =======             ====              =====           =======           =====
Performance
Based Options*...............      26,886
                                  =======
  Total options **...........     720,307
                                  =======

------------------------

* Performance Based options have been granted to an employee at an average exercise price of $0.105 per share. Vesting of these options is conditional on the Company's achieving certain profitability targets. Compensation cost will be estimated and recorded for these options when management can reasonably estimate the likelihood that the performance criteria will be achieved by the Company.

** The fair value of options granted or repriced during the years ended December 31, 1999 and 1998 was $975,000 and $610,000 respectively, which is being amortized as compensation expense over the vesting period. Compensation expense of $503,000, $318,000 and $295,000 was recorded for the years ended December 31, 1999, 1998, and 1997 respectively. In 1999, compensation expense includes $132,000 associated with the repricing of the stock options during the fourth quarter.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

10. INCOME TAXES

    Deferred income taxes in the accompanying consolidated statement of financial position includes the following amounts of deferred tax assets and liabilities at December 31, 1999 and 1998, respectively:

                                                        1999          1998
                                                     -----------   -----------
DEFERRED TAX LIABILITIES:
  Deferred expenses................................  $(2,845,000)  $(2,955,000)
  Other............................................     (964,000)     (251,000)
                                                     -----------   -----------
Total..............................................  $(3,809,000)  $(3,206,000)
                                                     ===========   ===========
DEFERRED TAX ASSETS:
  Operating loss carryforwards.....................  $ 4,814,000   $ 6,781,000
  Deferred revenue.................................    2,973,000     3,905,000
  Compensation cost................................            0       259,000
  Allowances and reserves..........................    6,650,000             0
  Other............................................    1,079,000       112,000
                                                     -----------   -----------
Total..............................................   15,516,000    11,057,000
                                                     -----------   -----------
Valuation allowance................................  (11,707,000)   (7,851,000)
                                                     -----------   -----------
Net deferred tax asset (liability).................  $         0   $         0
                                                     ===========   ===========

    As of December 31, 1999 and 1998, the Company had accumulated net operating loss carryforwards of $12,667,000 and $13,890,000, respectively which begin to expire in the year 2010.

    During the years ended December 31, 1999, and 1998 the Company increased the valuation allowance against its net deferred tax asset by $3.9 million and $1.6 million, respectively due to the uncertainty of the realizability of net deferred tax assets.

    The following is a reconciliation of the statutory tax rate to the effective tax rate of the Company at December 31, 1999 and 1998, respectively:

                                                                     1999           1998
                                                                   --------       --------
Statutory federal rate......................................          34%            34%
Statutory state rate less federal effect....................           4%             4%
Effect of income not subject to tax.........................
Change in valuation allowance...............................         (38%)          (38%)
                                                                     ---            ---
Effective tax rate..........................................          --%            --%
                                                                     ===            ===

11. SEGMENT REPORTING

    The Company currently owns three brands and operates a management company in the United States. Other/corporate represents overhead and assets not specifically allocable to the brands or the management

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

11. SEGMENT REPORTING (CONTINUED)
company. Revenues, net income directly attributable to the business segment, identifiable assets, and capital expenditures are estimated as follows.

                                                                    MANAGEMENT      OTHER/
                          MICROTEL      HAWTHORN         BEST        COMPANY      CORPORATE     CONSOLIDATED
                         -----------   -----------   ------------   ----------   ------------   ------------
Revenues
  1999.................  $ 6,497,000   $ 7,276,000   $  4,005,000   $1,918,000   $         --   $ 19,696,000
  1998.................  $ 4,355,000   $ 3,750,000   $  1,072,000   $1,407,000   $         --   $ 10,584,000
  1997.................  $ 1,664,000   $   203,000   $         --   $      --    $         --   $  1,867,000

Net Income (loss)
  1999.................  $ 3,193,000   $ 4,625,000   $(11,833,000)  $ 433,000    $(10,166,000)  $(13,748,000)
  1998.................  $ 3,748,000   $ 2,455,000   $  2,034,000   $ 454,000    $(11,575,000)  $ (2,884,000)
  1997.................  $ 1,139,000   $   (25,000)  $         --          --    $(10,061,000)  $ (8,947,000)

Identifiable Assets
  1999.................  $19,343,000   $32,048,000   $ 12,576,000   $ 646,000    $  6,099,000   $ 70,712,000
  1998.................  $19,199,000   $24,358,000   $ 22,026,000   $ 917,000    $ 17,676,000   $ 84,176,000
  1997.................  $18,215,000   $ 2,957,000   $         --   $      --    $ 15,179,000   $ 36,351,000

Capital Expenditures
  1999.................  $    12,000   $    56,000   $     57,000   $  36,000    $    213,000   $    374,000
  1998.................  $ 3,360,000   $18,362,000   $  4,583,000   $  35,000    $    523,000   $ 26,863,000
  1997.................  $ 4,167,000   $   178,000             --   $      --    $    995,000   $  5,340,000

12. LEASES

    The Company leases certain equipment and office space used in its operations. Rental expense under operating leases was $343,000, $461,000 and $366,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The future minimum rental commitments under non-cancelable operating leases at December 31, 1999 were as follows:

2000........................................................  $  449,000
2001........................................................     348,000
2002........................................................     329,000
2003........................................................     291,000
2004........................................................     285,000
Beyond......................................................     221,000
                                                              ----------
Total.......................................................  $1,923,000
                                                              ==========

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

13. COMMITMENTS AND CONTINGENCES

    The Microtel Acquisition Agreement requires the Company to satisfy a development schedule, which requires the Company to have a specified number of new Microtel properties open or under construction by certain target dates. The Company has satisfied the development schedule to date and must have 250 newly executed Microtel franchises open or under construction by December 31, 2001 in order to avoid being in default under the last remaining target. For purposes of meeting this target, the 27 Microtel properties that do not pay royalties to the Company and, if open or under construction, the additional 23 Microtel Inn properties and 10 Microtel Suites hotels that are currently entitled to be built by certain parties without the payment of royalties to the Company pursuant to the Microtel Acquisition Agreement, are excluded. As of March 10, 2000, the Company had opened or under construction 223 Microtel properties which counted toward satisfying the development schedule. Therefore, from March 10, 2000 until December 31, 2001, the Company is required to break ground on an additional 27 Microtel brand hotels in order to avoid being in default under the Microtel Acquisition Agreement. If the Company fails to so satisfy the development schedule, it may cure its default by making a $1,000,000 payment to Hudson.

    The Company has committed to make loans and other payments to Ventures and the Development Fund (See Note 3).

    The Company has agreed to provide development subsidies to various franchisees to the extent certain milestones are achieved.

    The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer. The agreements are for a ten year term expiring on September 30, 2005 and provide minimum salary levels and other fringe benefits.

    The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the outcome of such litigation will not have a material impact of the earnings, financial position or cash flow of the Company.

    The Company is currently in litigation with respect to certain financing programs under which the Company retained an ongoing participation. Management has reserved approximately $800,000 with respect to the termination of the loan program as of December 31, 1999.

    In connection with a letter agreement with Leisure Hotel Management dated February 3, 1998, the Company has authorized the issuance of up to $900,000 worth of shares of Class A Common Stock upon the attainment of certain development milestones. On March 3, 2000, the Company issued 48,290 shares of Class A Common Stock, valued at approximately $240,000, in satisfaction of the first such milestone. The Company is also obligated to grant options for shares of Class A Common Stock to certain members of the Company's franchise salesforce in the event they achieve specified sales benchmarks in 2000.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                      AS OF DECEMBER 31, 1999 AND 1998 AND
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

14. SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)

1999                             FIRST        SECOND         THIRD         FOURTH       TOTAL YEAR
----                          -----------   -----------   -----------   ------------   ------------
Revenue.....................  $ 3,176,000   $ 4,751,000   $ 6,992,000   $  4,777,000   $ 19,696,000
Net income (loss)...........      505,000     1,513,000     3,034,000    (18,800,000)   (13,748,000)
Income (loss) applicable to
  common stockholders.......  $   505,000   $ 1,513,000   $ 3,034,000   $(18,800,000)  $(13,748,000)
Weighted avg shares
  outstanding...............   19,875,113    19,880,326    19,891,538     19,898,888     19,886,030
Weighted avg shares
  outstanding--dilutive.....   20,023,661    20,044,600    20,087,111             --             --
Net income (loss) per
  share--basic and dilutive
  (a).......................  $       .03   $       .08   $       .15   $       (.94)  $       (.69)
                              ===========   ===========   ===========   ============   ============

1998                             FIRST        SECOND         THIRD         FOURTH       TOTAL YEAR
----                          -----------   -----------   -----------   ------------   ------------
Revenue.....................  $ 1,296,000   $ 2,795,000   $ 3,354,000   $  3,139,000   $ 10,584,000
Net income (loss)...........   (1,855,000)   (1,256,000)      109,000        118,000     (2,884,000)
Income (loss) applicable to
  common stockholders.......  $(1,855,000)  $(1,256,000)  $   109,000   $    118,000   $ (2,884,000)
Weighted avg shares
  outstanding...............   13,094,249    17,837,891    19,875,113     19,875,113     17,670,591
Net income (loss) per
  share--
  basic (a).................  $      (.14)  $      (.07)  $       .01   $        .01   $       (.16)
                              ===========   ===========   ===========   ============   ============

------------------------

(a) Due to the changes in the numbers of shares outstanding, quarterly per share amounts do not add to the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

                                    PART III

    Items 10, 11, 12, and 13 to be furnished by amendment hereto on or prior to April 30, 2000 or the Company will otherwise have filed a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A which will contain such information.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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
                        Opportunity Fund,

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.13 First Amendment to Office Lease between Hallwood 95, L.P., and U.S. Franchise Systems, Inc., dated May 20, 1996
                        (incorporated by reference from the Company's Registration
                        Statement on Form S-1 (Registration No. 333-11427)).

       10.14            U.S. Franchise Systems, Inc. Amended and Restated 1996 Stock
                        Option Plan (incorporated by reference from the Company's
                        Registration Statement on Form S-8 (Registration
                        No. 333-5707, Exhibit 4.3).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.22            Promissory Note, dated March 18, 1998, from Constellation
                        Equity Corp. to the Registrant in the principal amount of $10 million. (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-23941)).

       10.23            Management Services Agreement, dated March 17, 1998, between the Registrant and Constellation Development Fund LLC.
                        (incorporated by reference from Exhibit 10.23 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1997 (File No. 0-23941)).

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.32*           Amendment No. 1 to Employment Agreement by and between U.S.
                        Franchise Systems, Inc. and Michael A. Leven, dated as of
                        January 19, 1997

       10.33*           Amendment No. 1 to Employment Agreement by and between U.S.
                        Franchise Systems, Inc. and Neal K. Aronson, dated as of
                        January 19, 1997

       10.34*           Second Amendment to Office Lease by and between Hallwood 95,
                        L.P. and U.S. Franchise Systems, Inc., dated July 16, 1999.

       10.35*           Microtel Inns and Suites Franchising, Inc. current form of
                        License Agreement for Microtel hotels

       10.36*           Hawthorn Suites Franchising, Inc. current form of License
                        Agreement for Hawthorn hotels

       10.37*           Best Franchising, Inc. current form of License Agreement for
                        Best Inns hotels

       21.1*            List of Subsidiaries of U.S. Franchise Systems, Inc.

       23.1*            Consent of Deloitte & Touche, LLP.

       27.1*            Financial Data Schedule for the years ended December 31,
                        1999, 1998 and 1997, submitted to the Securities and Exchange Commission in electronic format.

------------------------

*   Filed herewith.

    Copies of the exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

(B) REPORTS ON FORM 8-K

    During the period from October 1, 1999 to December 31, 1999 the Company did not file any reports on Form 8-K.

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

                                                                U.S. FRANCHISE SYSTEMS, INC.
                                                                        (REGISTRANT)

                                                       By              /s/ MICHAEL A. LEVEN
                                                            -----------------------------------------
                                                                         Michael A. Leven
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

Dated March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

                      SIGNATURE                                            TITLES
                      ---------                                            ------
                /s/ MICHAEL A. LEVEN                   Chairman, President and Chief Executive
     -------------------------------------------         Officer and Director (Principal Executive
                 (Michael A. Leven)                      Officer)

                 /s/ NEAL K. ARONSON                   Executive Vice President, Chief Financial
     -------------------------------------------         Officer and Director (Principal Financial
                  (Neal K. Aronson)                      and Accounting Officer)

                   /s/ DEAN ADLER
     -------------------------------------------       Director
                    (Dean Adler)

                  /s/ IRWIN CHAFETZ
     -------------------------------------------       Director
                   (Irwin Chafetz)

                   /s/ DOUG GEOGA
     -------------------------------------------       Director
                    (Doug Geoga)

              /s/ RICHARD D. GOLDSTEIN
     -------------------------------------------       Director
               (Richard D. Goldstein)

                /s/ DAVID T. HAMAMOTO
     -------------------------------------------       Director
                 (David T. Hamamoto)

                /s/ STEVE ROMANIELLO
     -------------------------------------------       Director
                 (Steve Romaniello)

              /s/ JEFFREY A. SONNENFELD
     -------------------------------------------       Director
               (Jeffrey A. Sonnenfeld)

                                 EXHIBIT INDEX

 10.32 Amendment No. 1 to Employment Agreement by and between U.S.
       Franchise Systems, Inc. and Michael A. Leven, dated as of
       January 19, 1997

 10.33 Amendment No. 1 to Employment Agreement by and between U.S.
       Franchise Systems, Inc. and Neal K. Aronson, dated as of
       January 19, 1997

 10.34 Second Amendment to Office Lease by and between Hallwood 95,
       L.P. and U.S. Franchise Systems, Inc., dated July 16, 1999

 10.35 Microtel Inns and Suites Franchising, Inc. current form of
       License Agreement for Microtel hotels

 10.36 Hawthorn Suites Franchising, Inc. current form of License
       Agreement for Hawthorn hotels

 10.37 Best Franchising, Inc. current form of License Agreement for
       Best Inns hotels

 21.1  List of Subsidiaries of U.S. Franchise Systems, Inc.

 23.1  Consent of Deloitte & Touche, LLP.

 27.1  Financial Data Schedule for the years ended December 31,
       1999, 1998 and 1997, submitted to the Securities and Exchange Commission in electronic format.