Form 10-K/A
period 1999-12-31
US FRANCHISE SYSTEMS INC/
filed 2000-04-27
CIK 1054636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED TO DECEMBER 31, 1999
                 ----------------------------------------------

                         COMMISSION FILE NUMBER 0-23941
                         ------------------------------

                          U.S. FRANCHISE SYSTEMS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                              58-2361501
                --------                              ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         13 CORPORATE SQUARE, SUITE 250, ATLANTA, GEORGIA     30329
         ------------------------------------------------     -----
             (Address of principal executive offices)       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 321-4045
       ------------------------------------------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
        ----------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                       CLASS A COMMON STOCK $.01 PAR VALUE
                       -----------------------------------
                                (Title of class)

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

This Amendment is being filed to include the information required by Part III of Form 10-K. The Registrant excluded the information required by Part III of Form 10-K because the Registrant intended to incorporate that information by reference to its proxy statement to be filed in connection with the 2000 annual meeting of its stockholders. However, the Registrant does not expect to file its definitive proxy statement within the required 120 days of the end of its fiscal year end, and therefore is required to file this Amendment.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company are as follows:

           NAME                              AGE             POSITION HELD
           ----                              ---             -------------
           Michael A. Leven                  62              Chairman of the Board, Chief Executive Officer and President

           Neal K. Aronson                   35              Executive Vice President, Chief Financial Officer and Director

           Steven Romaniello                 33              Executive Vice President - Franchise Sales, Operations
                                                             and Administration and Director

           Stephen D. Aronson                38              Vice President and General Counsel

           Dean S. Adler                     43              Director

           Irwin Chafetz                     64              Director

           Douglas G. Geoga                  44              Director

           Richard D. Goldstein              48              Director

           David T. Hamamoto                 40              Director

           Jeffrey A. Sonnenfeld             46              Director

Each director is elected to serve until a successor is elected and qualified or, if earlier, until the director's death, resignation or removal. Executive officers, subject to the terms of their respective employment agreements, serve at the pleasure of the Board of Directors. Each of the directors of the Company, other than Dean Adler, Douglas Geoga, David T. Hamamoto, Steve Romaniello and Jeffrey A. Sonnenfeld, has served as such since September 30, 1995. Messrs. Adler and Sonnenfeld were elected to the Board of Directors on October 11, 1996, effective as of October 30, 1996. Mr. Geoga was elected to the Board of Directors on March 12, 1998, Mr. Hamamoto was elected to the Board of Directors on March 16, 1998 and Mr. Romaniello was elected to the Board of Directors on March 13, 1998, in each case by the consent of the Board of Directors.

MICHAEL A. LEVEN. Mr. Leven has been Chairman, Chief Executive Officer and President of the Company since October 1995. From October 1990 to September 1995, Mr. Leven was President and Chief Operating Officer for Holiday Inn Worldwide in Atlanta, Georgia. From April 1985 to May 1990, he was President and Chief Operating Officer of Days Inn of America, Inc. in Atlanta, Georgia. Mr. Leven is a Director of Starwood Hotels and Lodgian, Inc., a publicly traded hotel and resort company which owns and manages a portfolio of hotels. Mr. Leven is also a member of the Board of Governors of the American Red Cross, a Director and Chairman of the Biomedical Services Board of the American Red Cross, a Trustee of National Realty Trust, the largest franchisee of Coldwell Banker Corporation and a member of The Board of Directors of both The Marcus Foundation and The Chief Executive Leadership Institute, a non-profit leadership school. Mr. Leven is an uncle of Mr. Neal Aronson and Mr. Stephen Aronson.

NEAL K. ARONSON. Mr. Aronson has been Executive Vice President and Chief Financial Officer of the Company since October 1995. Mr. Aronson was founding partner of Growth Capital Partners in New York, New York, and was with the partnership from September 1994 to October 1995. From December 1993 to September 1994, he was a Managing Director of Rosecliff, Inc., a private equity investment group in New York, New York. From January 1992 to December 1993, he was a principal of Odyssey Partners, L.P. in New York, New York, a private investment partnership with capital in excess of $2.0 billion. From June 1989 to December 1991, Mr. Aronson was a principal of Acadia Partners, L.P. in New York, New York, a private investment partnership with assets of approximately $1.7 billion. Mr. Aronson is a nephew of Michael A. Leven and the brother of Stephen Aronson. Mr. Aronson has served as a director of the Company since September 1995.

STEVEN ROMANIELLO. Mr. Romaniello has been Executive Vice President, Franchise Sales, Operations and Administration of the Company since January 2000. From January 1999 though December 1999, Mr. Romaniello served as Executive Vice President, Franchise Sales and Administration of the Company. From October 1996 through December 1998, Mr. Romaniello served as

Executive Vice President, Franchise Sales and Development of the Company. From October 1995 through September 1996, he served as Senior Vice President, Franchise Sales and Development of the Company. From March 1991 through September 1995, Mr. Romaniello was Vice President, Franchise Sales and Services for Holiday Inn Worldwide in Atlanta, Georgia. From December 1988 to March 1991 he was Regional Vice President, Franchise Sales for Days Inn of America, Inc. in Atlanta, Georgia and in Boston, Massachusetts. Mr. Romaniello has served as a director of the Company since March 1998.

STEPHEN D. ARONSON. Mr. Aronson has been Vice President, General Counsel and Secretary of the Company since October 1999. From October 1997 through October 1999, Mr. Aronson was the Company's Associate General Counsel and Secretary. He served as Manager of Legal Services for the Company from January 1997 through October 1997 and Manager of Business Development from August 1996 through December 1996. From October 1995 through August 1996 Mr. Aronson worked as a legal assistant at Sills Cummis Zuckerman Radin Tischman Epstein & Gross. He served as President of Metropolitan Memorabilia from April 1995 through October 1995. Mr. Aronson is a graduate of the University of Chicago Law School and has been a member of the Georgia Bar Association since 1997. He is a nephew of Mr. Leven and the brother of Mr. Neal Aronson.

DEAN S. ADLER. Since 1996, Mr. Adler has been a principal of Lubert-Adler Partners, L.P., a private equity group specializing in the acquisition of real estate and operating companies. From 1988 to 1996, Mr. Adler was a principal and Managing Director of private equity investments for CMS Companies ("CMS"), a Philadelphia based investment firm that manages approximately $1.7 billion of assets. Mr. Adler is a member of the Board of Directors of the Lane Company, which specializes in management and development of multifamily housing, Developers Diversified, a leading shopping center REIT, RMS Technologies, a leading provider of information technology services to federal and other governmental institutions, and Transworld Entertainment, a New York Stock Exchange, Inc. listed company which owns music retail stores. Mr. Adler has served as a director of the Company since October 1996.

IRWIN CHAFETZ. Since 1990, Mr. Chafetz has been a Director of Interface Group-Massachusetts, Inc., a privately held company that owns and operates GWV International, New England's largest charter vacation tour operator. From 1982 until April 1995, Mr. Chafetz was a Vice President and Director of the Interface Group-Nevada, Inc., which owned and operated COMDEX, a computer trade show that is the largest American trade show. From 1989 to 1995, Mr. Chafetz was also a Vice President and a Director of Las Vegas Sands, Inc., which owned the Sands Hotel and Casino in Las Vegas and the adjacent Sands Expo and Convention Center. From 1984 to 1990, Mr. Chafetz was President of Five Star Airlines, a charter air carrier owning and operating Lockheed L-1011 aircraft. Mr. Chafetz has served as a director of the Company since September 1995.

DOUGLAS G. GEOGA. Since January 2000, Mr. Geoga has been President of Hospitality Investment Fund, L.L.C., an affiliate of The Pritzker Organization, which engages in the business of making hospitality-related investments and acting as an advisor with respect to such investments. From 1994 to 1999, Mr. Geoga was President of Hyatt Hotels Corporation, operator of Hyatt Hotels & Resorts in the United States, Canada and the Caribbean. From 1983 to 1994, Mr. Geoga held various positions with Hyatt Development Corporation, the development/transactional arm of the Hyatt chain domestically, most recently as its Executive Vice President. Mr. Geoga is a director of United Way of Suburban Chicago, a trustee of the Educational Institute of the American Hotel & Motel Association ("AH&MA"), past chairman of the Government Affairs Committee of the AH&MA, a director of the National Tourism Organization, Inc., a director of Unitrin, Inc., a publicly traded company engaged in various insurance businesses and related activities, and a director of various closely-held companies affiliated with Hyatt. Mr. Geoga has served as a director of the Company since March 1998.

RICHARD D. GOLDSTEIN. Since 1990, Mr. Goldstein has been a Managing Director and then a Senior Managing Director of Alpine Capital Group Inc., a specialized investment-merchant banking firm located in New York, and related entities. Prior to joining Alpine, Mr. Goldstein was a partner at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Goldstein serves as a director of On Command Corporation, a NASDAQ company, and various portfolio companies of Alpine. Mr. Goldstein is also a trustee and member of the Executive Committee of the Queens College Foundation, Trustee of the North Shore Long Island Jewish Health System and a trustee of the State University of New York at Stony Brook Foundation. Mr. Goldstein has served as a director of the Company since September 1995.

DAVID T. HAMAMOTO. Mr. Hamamoto is a Co-Chief Executive Officer of NorthStar Capital Investment Corp., having co-founded the firm in July 1997. At NorthStar, Mr. Hamamoto has overseen the investment of more than $1 billion of equity in real estate assets and operating companies with an aggregate cost exceeding $2 billion. Prior to founding NorthStar, Mr. Hamamoto initiated the effort in 1998 to build a real estate principal investment business at Goldman, Sachs & Co. under the auspices of the Whitehall Funds, and was a co-head of the Whitehall Funds and a partner at Goldman, Sachs & Co. from 1994 to 1997. Mr. Hamamoto is a director of Emeritus Corporation, one of the largest publicly traded owners and operators of assisted living facilities. Mr. Hamamoto received a B.S. from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Hamamoto has served as a director of the Company since March 1998.

JEFFREY A. SONNENFELD. Dr. Sonnenfeld currently serves as the Chairman and President of The Chief Executive Leadership Institute, a non-profit educational organization. He is also an adjunct professor at Yale University's School of Management. From

1989 to 1997, Dr. Sonnenfeld was a Professor of Organization and Management at the Robert C. Goizueta Business School of Emory University in Atlanta, Georgia, where he was the Director of the Center for Leadership and Career Studies. Previously, Dr. Sonnenfeld was at Harvard University for 18 years, serving as a Professor at the Harvard Business School for 10 years. Dr. Sonnenfeld has published five books and numerous articles in the areas of CEO leadership, top management, executive development and corporate governance. Dr. Sonnenfeld serves on the board of Magellan Health Services, 360 Communications, the National Council on the Aging, the Governors Personnel Oversight Commission in Georgia, and has served on additional boards such as Mosley Securities Corporation and Norwegian Cruise Lines. Dr. Sonnenfeld has served as a director of the Company since October 1996.

Except as disclosed above, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

AGREEMENTS REGARDING BOARD POSITIONS

Pursuant to the terms of a Shareholders Agreement dated as of March 12, 1998 by and among Hawthorn Suites Associates, Inc., HSA Properties, Inc., Meridian Associates ("Meridian"), HRS, Inc., Michael A. Leven, Neal K. Aronson and the Company (the "HSA Shareholders Agreement"), as amended subject to Meridian and HPI and/or their affiliates together owning more than 1,100,000 million shares of Common Stock of the Company (as adjusted for stock splits, reverse stock splits, reclassifications and other similar transactions or adjustments), Meridian and HPI may propose a nominee for director of the Company and the Company will use its best efforts to cause such nominee's election. Pursuant to the terms of the HSA Shareholders Agreement, Meridian and HSA nominated, and the Board of Directors of the Company elected, Mr. Geoga to the Board of the Company. At such time that Mr. Geoga (or his successor) no longer is a director of the Company, Meridian and HPI may propose to the Company as a nominee for election as a director of the Company a person who (i) has recognized standing in the business community, (ii) is not a former director, officer or employee of the Company and (iii) does not have a conflict of interest with the Company and is at such time either the President of Hyatt Hotels Corporation or a person who is otherwise reasonably acceptable to the Company.

Pursuant to a Management Services Agreement between the Company and Constellation Development Fund, LLC, the Company agreed to use its best efforts to elect Mr. Hamamoto to the Board of the Company. Mr. Hamamoto was elected to the Board on March 16, 1998.

COMPENSATION OF DIRECTORS

On October 24, 1996 each person who was a non-employee director of the Company at that time received an option to purchase 2,000 shares of Class A Common Stock. In addition, each non-employee director of the Company receives an automatic grant of options to purchase 2,000 shares of Class A Common Stock on January 1st of each calendar year, commencing on January 1, 1998 and each new non-employee director receives a grant of options to purchase 2,000 shares of Class A Common Stock on the date such person becomes a director. As an inducement to join the Company's Audit Committee, on January 25, 2000 Mr. Chafetz and Mr. Sonnenfeld were each granted options to purchase 1,000 shares of Class A Common Stock at an exercise price of $4.81 per share, the closing price of the Company's Class A Common Stock on the Nasdaq National Market on such date.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with except that a Form 4 filing relating to one transaction made by an investment partnership of which Barry Sternlicht, a former director of the Company, was a limited partner, was filed 15 days late.

Although it is not the Company's obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the General Counsel of the Company as to whether any transactions in the Company's securities occurred during the previous month.

COMMITTEES OF THE BOARD

The Company's Board of Directors has three standing committees--the Audit Committee, the Compensation Committee and the Stock Option Committee.

The Audit Committee presently consists of Irwin Chafetz and Jeffrey A. Sonnenfeld, outside directors of the Company. The functions of the Audit Committee include (i) the review of the professional services and independence of the Company's independent auditors and the scope of the annual external audit as recommended by the independent auditors; (ii) the review, in consultation with the independent auditors and the Company's chief internal auditor, of the plan and results of the annual audit and the adequacy of the Company's internal accounting controls; (iii) the review, in consultation with management and the independent auditors, of the Company's annual financial statements and the results of each external audit; and (iv) the review, in consultation with the Company's independent auditors and the Company's principal financial officer and principal accounting officer, of the auditing and accounting principles and practices to be used in the preparation of the Company's financial statements. The Audit Committee has the authority to consider the qualification of the Company's independent auditors and make recommendations to the Board of Directors as to their selection, and review and resolve any differences of opinion between such independent auditors and management relating to the preparation of the annual financial statements. The Audit Committee held one meeting during 1999.

The Stock Option Committee presently consists of Irwin Chafetz and Jeffrey A. Sonnenfeld, outside directors of the Company. The Stock Option Committee has been assigned the functions of administering the Company's 1996 Amended and Restated Stock Option Plan and granting options thereunder. The Stock Option Committee held three meetings during 1999.


ITEM 11.  EXECUTIVE COMPENSATION.
The following table provides certain summary information for the fiscal years ended December 31, 1999, 1998 and 1997 concerning compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                      LONG TERM
                                        ANNUAL COMPENSATION                                         COMPENSATION
                                        -------------------                                          ------------

                                                                                     OTHER            NUMBER OF
NAME AND                                                                             ANNUAL           OPTIONS
PRINCIPAL POSITION                      YEAR       SALARY       BONUS           COMPENSATION(1)        AWARDED
------------------                      ----       ------       -----           ---------------        -------

Michael A. Leven....................... 1999     $   412,735   $  551,284(2)(3) $    23,906               --
  Chairman of the Board,                1998         400,735      265,963(3)         38,044               --
  President and Chief Executive         1997         389,063      237,250(3)         37,971               --
  Officer

Neal K. Aronson........................ 1999     $   222,724   $  289,000(4)(3) $     3,102               --
  Executive Vice President and          1998         213,725      143,000(3)         11,619               --
  Chief Financial Officer               1997         207,500      118,750(3)         11,588               --

David E. Shaw, Sr...................... 1999     $   160,294   $         --     $     2,493               --
  Former Executive Vice President--     1998         158,145             --           2,430               --
  Administration (3)                    1997         155,625       25,000             2,384             1,000

Steven Romaniello...................... 1999     $      --(6)  $  682,400       $     2,536            38,000(7)(8)
  Executive Vice President--            1998          82,500      574,400             2,430            57,807(7)
  Franchise Sales and                   1997         110,000      292,800             2,384             2,000(7)
  Administration

Stephen D. Aronson..................... 1999     $    75,000   $   50,000             2,232             7,000(9)
  Vice President--                      1998          70,200       25,000             2,202               --
  General Counsel--                     1997          43,280          --              2,196             2,000(7)


(1) Includes life insurance, health insurance, long-term disability insurance, automobile allowance and/or long-term home care.

(2) Includes $98,067 and $8,000 earned in 1998 and 1997, respectively, but paid in 1999 due to underpayment of 1998 and 1997 bonuses.

(3) The amount of bonuses paid to Messrs. Leven and Aronson are determined pursuant to their respective employment agreements.

(4) Includes $49,033 and $4,000 earned in 1998 and 1997, respectively, but paid in 1999 due to underpayment of 1998 and 1997 bonuses.

(5) David E. Shaw, Sr., resigned from the Company on July 28, 1999.

(6) Effective with the fourth quarter of 1998, Mr. Romaniello's compensation became primarily commission based, which such compensation is recorded under the bonus column.

(7) Certain of Mr. Romaniello's and Mr. Stephen Aronson's options were repriced on December 31, 1999. See "Report on Stock Option Repricings" below.

(8) Includes 23,000 options previously granted which were repriced on December 31, 1999. See "Report on Repricings" below.

(9) Includes 7,000 options previously granted which were repriced on December 31, 1999. See "Report on Repricings" below.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Leven and Aronson, the material terms of which are described below.

MICHAEL A. LEVEN. Mr. Leven's employment agreement with the Company, as amended, provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for a ten year term expiring on September 30, 2005. Mr. Leven is entitled to a base salary of at least $375,000 per year, subject to annual cost of living increases and other annual increases determined by the Company based on the performance of Mr. Leven and the Company and on prevailing economic circumstances.

Certain insurance benefits, if available on commercially reasonable terms, are to be provided to Mr. Leven under his Employment Agreement, including term life insurance in the amount of $1,500,000, executive health, dental and medical insurance, long term disability and long term home care. The Company has obtained all of the foregoing benefits for Mr. Leven. In addition, Mr. Leven is entitled to a monthly automobile allowance in the amount of $1,000.

Mr. Leven's employment agreement provides for a performance bonus of (i) $1,000 for each franchise agreement executed in a given Year (defined as each 12 month period commencing October 1st and ending on September 30th of each year during the term of such agreement) up to 150 franchise agreements and (ii) $2,000 for each franchise agreement above the first 150 franchise agreements entered into in a given Year.

Mr. Leven's employment agreement also contains confidentiality provisions that prohibit him from disclosing Company trade secrets at any time in the future and from disclosing any confidential information relating to the Company for a period extending five years after the termination of his employment agreement. In addition, the agreement contains non-competition provisions that prohibit Mr. Leven from competing in the franchising business generally and in the business of franchising, operating or managing of hotels and motels for a period of five years following the termination of his employment for "cause" or his resignation without "good reason." The enforceability of these non-disclosure and non-competition provisions under Georgia law, which governs Mr. Leven's agreement, is uncertain.

In addition to allowing Mr. Leven to resign at any time for "good reason," his employment agreement provides that, after the first five years of such agreement and provided the redeemable preferred stock sold to Mr. Leven has been redeemed, Mr. Leven may resign at any time upon six months notice. If his resignation is without "good reason," the Company is required to pay Mr. Leven only his base salary, unused vacation time, and performance bonus actually earned through the effective date of resignation. The employment agreement further provides that if Mr. Leven resigns without good reason during the first five years, he will not be liable for any consequential damages or damages for loss of economic opportunity or profits to the Company. If Mr. Leven resigns for "good reason," or if his employment is terminated "without cause," he is entitled to severance pay in accordance with the terms of his employment agreement. For the purpose of Mr. Leven's employment agreement, "good reason" includes, but is not limited to, the failure to elect and continue Mr. Leven's membership on the Board of Directors of the Company or his involuntary relocation outside of Atlanta, Georgia. In addition, pursuant to the Company's By-Laws, Mr. Leven's employment agreement may not be terminated without the approval of 75% of the Board of Directors (excluding Mr. Leven). Except as noted above concerning Mr. Leven's right to resign for "good reason" if he is not re-elected to the Board, Mr. Leven's employment agreement does not contain any change of control provisions.

NEAL K. ARONSON. Mr. Aronson's employment agreement, as amended, pursuant to which he serves as Chief Financial Officer of the Company, is substantially similar to Mr. Leven's agreement, except that (i) his base salary is $200,000 per year, (ii) the term life insurance benefit is $500,000, (iii) his automobile allowance is $750 per month, (iv) the bonus is $500 for each franchise agreement executed within a Year (as defined above) up to 150 franchise agreements, and $1,000 for each agreement executed in any Year in excess of 150 and (v) Mr. Aronson is not entitled to receive long-term disability or long-term home care insurance coverage from the Company. Pursuant to the Company's By-Laws, Mr. Aronson's employment agreement may not be terminated without the approval of 75% of the Board of Directors (excluding Mr. Aronson). Mr. Aronson's employment agreement does not contain any change of control provisions.

See "Item 12. Security Ownership Of Certain Beneficial Owners and Management -- Management's Shares of Common Stock" as to the effect of termination of employment on the Class A Common Stock held by Messrs. Leven and Aronson.

On July 28, 1999, the Company and David E. Shaw, Sr. entered into a letter agreement in connection with his resignation as Executive Vice President-Administration. The letter agreement provides for the Company to provide group medical, dental, life and long term disability insurance to Mr. Shaw and his wife at the same cost as all Company employees with the same coverage. The letter agreement further provided for the accelerated vesting of 26,887 restricted shares and 32,265 unrestricted shares of Class A Common Stock and the accelerated vesting of 4,000 stock options owned by him. Pursuant to the letter agreement, Mr. Shaw served as a consultant to the Company, to be compensated at a rate of $400 per executed franchise agreement executed for the first 167 executed franchise agreements following July 28, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is currently comprised of Michael A. Leven, Irwin Chafetz and Jeffrey A. Sonnenfeld. With the exception of Mr. Leven, who serves as Chairman of the Board, President and Chief Executive Officer of the Company, none of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during fiscal 1999. There were no material transactions between the Company and any of the members of the Compensation Committee during fiscal 1999.

STOCK OPTION PLANS

1996 STOCK OPTION PLAN. On September 27, 1996, the Board of Directors of USFS adopted, subject to the approval of its stockholders, the U.S. Franchise Systems, Inc. 1996 Stock Option Plan (the "Option Plan"). USFS's stockholders approved the Option Plan on October 11, 1996. By virtue of the Hawthorn merger, the Option Plan was assumed by the Company. The Option Plan was amended to increase the number of shares available for grant thereunder from 325,000 to 725,000 by the Board of Directors on April 24, 1998 and approved by the Company's shareholders on June 26, 1998. The purpose of the Option Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining exceptional officers and other key employees of the Company and its subsidiaries, and consultants, advisors and others whose skills would be an asset to the Company or any of its subsidiaries; (ii) motivating such individuals by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company. Any officer or other key employee of the Company or any of its subsidiaries who is not a member of the committee that administers the Option Plan (the "Option Committee") shall be eligible to participate under the Option Plan. The Option Plan authorizes the grant of awards to participants of a maximum of 725,000 shares of the Company's Class A Common Stock, which maximum number is subject to adjustment in certain circumstances to prevent dilution or enlargement. On January 25, 2000, the Board of Directors approved, subject to approval of its stockholders, an amendment to the Option Plan to increase the number of shares available for grant thereunder from 725,000 to 975,000. While stockholder approval has not yet been solicited, Mr. Michael Leven and Mr. Neal Aronson both entered into a Voting Agreement with the Company dated as of January 25, 2000 which ensures such approval.

DIRECTORS PLAN. On September 27, 1996, the Board of Directors of USFS adopted, subject to the approval of the its stockholders, the U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Directors Plan was approved by USFS's stockholders on October 11, 1996. By virtue of the Hawthorn merger, the Directors Plan was assumed by the Company. The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of Shares by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. To the extent, if any, that questions of administration arise, such issues will be resolved by the Board of Directors. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company ("Outside Directors"). A maximum of 125,000 shares of Class A Common Stock has been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. On October 24, 1996, each Outside Director who was a director at that time was granted an option to purchase 2,000 shares of Class A Common Stock. Thereafter, each person who is an Outside Director as of January 1st of each calendar year beginning January 1, 1998 and each person who becomes an Outside Director during the term of the Directors Plan receives an option to purchase 2,000 shares of Class A Common Stock as of such date. All options granted under the Directors Plan shall be "nonqualified" stock options subject to the provisions of Section 83 of the Code and all such options vest one-year from the date of grant.

The following table provides certain information concerning individual grants of stock options under the Company's Option Plan made during the year ended December 31, 1999 to the Named Executive Officers:

                                               OPTION GRANTS IN LAST FISCAL YEAR


                                                                              INDIVIDUAL GRANTS
                                                                              -----------------
                                                                                                         POTENTIAL REALIZABLE VALUE
                                                         PERCENT OF        EXERCISE                                   AT
                                                         TOTAL OPTIONS     OR BASE                        ASSUMED ANNUAL RATES OF
                                             OPTIONS     GRANTED TO        PRICE                          STOCK PRICE APPRECIATION
                                             GRANTED     EMPLOYEES IN      ($ PER      EXPIRATION            FOR OPTION TERM(1)
NAME                                         (#)         FISCAL YEAR       SHARE)      DATE                  ----------------
----                                         ---         -----------       ------      ----                     5%              10%
                                                                                                               ---              ---
Michael A. Leven...................            --             --             --            --                   --               --
Neal K. Aronson....................            --             --             --            --                   --               --
David E. Shaw, Sr (2)..............            --             --             --            --                   --               --
Steven Romaniello..................         15,000(3)*     0.017%          $9.31(4)    1-26-06              $23,279          $52,932
                                             6,000(5)**    0.007           $4.50       10-24-03              $5,528          $11,861
                                             2,000(6)**    0.002           $4.50       12-1-04               $2,443           $5,390
                                            15,000(7)**    0.017           $4.50       1-26-06              $23,279          $52,932
Stephen D. Aronson.................          5,000(8)**    0.006           $4.50       10-24-03              $4,606           $9,884
                                             2,000(9)**    0.002           $4.50       12-1-04               $2,443           $5,390

---------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Class A Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Class A Common Stock.

(2) Pursuant to a letter agreement dated July 28, 1999 between the Company and Mr. Shaw, vesting was accelerated with respect to 4,000 previously granted options such that they became immediately exercisable.

(3) Options vest as follows: 30% (4,500 shares) on January 26, 2003, the fourth anniversary of the date of grant; 25% (3,750 shares) on the fifth anniversary of the date of grant; 25% (3,750 shares) on the sixth anniversary of the date of grant; and 20% (3,000 shares) on the seventh anniversary of the date of grant.

(4) On December 31, 1999, the exercise price for these options were repriced at $4.50 per share, the fair market value of the Class A Common Stock based on the last sale price of the Class A Common Stock on Nasdaq National Market on that date.

(5) Options vest as follows: 25% (1500 shares) on October 24, 1997, the first anniversary of the date of grant; 25% (1500 shares) on October 24, 1998, the second anniversary of the date of grant; 25% (1500 shares) on October 24, 1999, the third anniversary of the date of grant; 25% (1500 shares) on October 24, 2000, the fourth anniversary of the date of grant.

(6) Options vest as follows: 25% (500 shares) on December 1, 1998, the first anniversary of the date of grant; 25% (500 shares) on December 1, 1999, the second anniversary of the date of grant; 25% (500 shares) on December 1, 2000, the third anniversary of the date of grant; 25% (500 shares) on December 1, 2001, the fourth anniversary of the date of grant.

----------------
* Reflects actual option grant made in 1999.
** Reflects repricing of previously granted options. See "Report on Repricings" below.

(7) Options vest as follows: 30% (4,500 shares) on January 26, 2003, the fourth anniversary of the date of grant; 25% (3,750 shares) on the fifth anniversary of the date of grant; 25% (3,750 shares) on the sixth anniversary of the date of grant; and 20% (3,000 shares) on the seventh anniversary of the date of grant.

(8) Options vest as follows: 25% (1250 shares) on October 24, 1997, the first anniversary of the date of grant; 25% (1250 shares) on October 24, 1998, the second anniversary of the date of grant; 25% (1250 shares) on October 24, 1999, the third anniversary of the date of grant; 25% (1250 shares) on October 24, 2000, the fourth anniversary of the date of grant.

(9) Options vest as follows: 25% (500 shares) on December 1, 1998, the first anniversary of the date of grant; 25% (500 shares) on December 1, 1999, the second anniversary of the date of grant; 25% (500 shares) on December 1, 2000, the third anniversary of the date of grant; 25% (500 shares) on December 1, 2001, the fourth anniversary of the date of grant.



The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers under the Company's Option Plan as of December 31, 1999. No stock options were exercised by the Named Executive Officers and there were no SARs outstanding during fiscal 1999.


                                                       NUMBER OF UNEXERCISED OPTIONS    VALUE OF UNEXERCISED IN-THE-MONEY
                                                            AT FISCAL YEAR END            OPTIONS AT FISCAL YEAR-END (A)

               NAME                       EXERCISABLE           UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
               ----                       -----------           -------------         -----------         -------------
Michael A. Leven...................           -                      -                     0                    0

Neal K. Aronson....................           -                      -                     0                    0

David E. Shaw, Sr..................         4,000                    -                     0                    0

Steven Romaniello..................         5,500                 75,307                   0                 254,163

Stephen D. Aronson.................         4,750                  2,250                   0                    0


(A) Dollar values were calculated by determining the difference between the closing price of the Class A Common Stock on December 31, 1999 as reported on the Nasdaq National Market ($4.50 per share) and the exercise price of the options.

REPORT ON STOCK OPTION REPRICINGS

The Company's Option Plan is administered by the Stock Option Committee consisting of Irwin Chafetz and Jeffrey A. Sonnenfeld. As a result of declines in the market price of the Class A Common Stock, on December 31, 1999, the Stock Option Committee of the Company approved a stock option repricing program. At that time 578,000 options, representing all stock options held by then current employees and consultants which had been previously granted under the Option Plan that had exercise prices above the market price for the Class A Common Stock were repriced to reflect an exercise price equal to $4.50, the last sale price of the Company's Class A Common Stock on NASDAQ on December 31, 1999. The stock options were repriced because the Stock Option Committee believed that stock option incentives are a significant factor in the Company's ability to attract, retain and motivate employees who are critical to the Company's long-term success. Consequently, the Stock Option Committee determined that it was in the Company's best interest to reprice "out of the money" options to enable the Company to retain and attract valued employees. Michael Leven and Neal Aronson do not hold any stock options and did not benefit from this repricing. The vesting schedule and all other terms of the stock options remained unchanged. Stock options issued pursuant to the Directors Plan were not repriced.

Stock Option Committee

Irwin Chafetz
Jeffrey A. Sonnenfeld

The following table sets forth certain information with respect to all repricings of options held by the Named Executive Officers of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

                                                                                                    LENGTH OF
                                 NUMBER OF                              EXERCISE                    ORIGINAL
                                 SECURITIES          MARKET PRICE       PRICE AT      NEW           OPTION TERM
                                 UNDERLYING          OF STOCK AT TIME   TIME OF       EXERCISE      REMAINING AT
NAME                 DATE        OPTIONS REPRICED    OF REPRICING       REPRICING     PRICE         DATE OF REPRICING (YEARS)
----                 ----        ----------------    ------------       ---------     -----         -------------------------
Steve Romaniello     12/31/99        6,000            $4.50              $13.50       $4.50         3.8
                                     2,000             4.50                8.13        4.50         4.9
                                    15,000             4.50                9.31        4.50         6.0

Stephen D. Aronson   12/31/99        5,000            $4.50              $13.50       $4.50         3.8
                                     2,000             4.50                8.13        4.50         4.9


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of April 14, 2000 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group. Each share of Class B Common Stock is entitled to ten votes per share.

                                                     SHARES OF                        SHARES OF                      PERCENT
                    NAME OF                           CLASS A        PERCENT OF        CLASS B        PERCENT OF     OF TOTAL
               BENEFICIAL OWNER                   COMMON STOCK(1)      CLASS       COMMON STOCK(1)      CLASS      VOTING POWER
               ----------------                   ---------------      -----       ---------------      -----      ------------
Michael A. Leven...............................       874,557(2)       5.1%        1,509,473(3)         55.7%         36.0%

Neal K. Aronson................................       892,771(4)       5.2         1,509,473(5)         55.7          36.1

Dean Adler.....................................        75,500(6)        *          0                     0              *

Irwin Chafetz..................................       371,100(7)       2.2         0                     0              *

Douglas G. Geoga...............................         4,000(8)        *          0                     0              *

Richard D. Goldstein...........................       266,478(9)       1.5         0                     0              *

David T. Hamamoto..............................       401,500(10)      2.3         0                     0              *

Andrea Leven...................................       233,032(11)      1.4         770,801(12)          28.5            *

Jeffrey A. Sonnenfeld..........................        11,000(13)       *          0                     0              *

Steven Romaniello..............................       198,716(14)      1.2         0                     0              *

David E. Shaw, Sr..............................        95,749(15)       *          0                     0              *

Stephen D. Aronson.............................         9,250(16)       *          0                     0              *

Meridian Associates, L.P.......................     2,122,222(17)     12.3         0                     0             4.8

All officers and directors as a                     2,817,309         16.3         2,707,919           100.0          67.4%
 group (11 persons)**..........................


* Represents less than 1% of the outstanding shares, both in number and in terms of voting power.

**  Duplications eliminated.

     (1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of April 1, 2000. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below.

     (2) Consists of (i) 123,805 Restricted Shares (as defined herein) held directly by Mr. Leven and as to which Mr. Leven has sole voting power, (ii) 233,032 Restricted Shares held by Mr. Leven's wife, which are voted by Mr. Leven, (iii) 346,461 Unrestricted Shares (as defined herein), which have been reallocated to other members of management and are voted in the same manner that Mr. Leven votes his shares, (iv) 95,972 shares that were designated as Restricted Shares pursuant to Mr. Leven's Old Stock Purchase Agreement (as defined herein), which have been reallocated to other members of management and by virtue of the 1996 Amendment (as defined herein) are voted in the same manner that Mr. Leven votes his Unrestricted Shares, and
     (v)

     111,347 Restricted Shares owned by Mr. Aronson, which are voted by Mr. Leven. Mr. Leven's business address is 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

     (3) Consists of (i) 427,665 Unrestricted Shares, as to which Mr. Leven has sole voting power, (ii) 770,801 shares held by Mr. Leven's wife as Unrestricted Shares, which are voted by Mr. Leven, and (iii) 311,007 Unrestricted Shares owned by Mr. Aronson, which are voted by Mr. Leven.

     (4) Consists of (i) 589,865 Restricted Shares held directly by Mr. Aronson and as to which Mr. Aronson has sole voting power, (ii) 95,972 shares that were designated as Restricted Shares pursuant to Mr. Aronson's Old Stock Purchase Agreement, which have been reallocated to other members of management and by virtue of the 1996 Amendment are voted by them in the same manner that Mr. Aronson votes his shares and (iii) 206,934 shares that were designated as Unrestricted Shares under the Old Stock Purchase Agreements, which have been reallocated to other members of management and are voted by them in the same manner that Mr. Aronson votes his shares. Mr. Aronson has transferred voting power to Mr. Leven with respect to 111,347 of such shares. Mr. Aronson's business address is 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

     (5) Consists of 1,509,473 shares designated as Unrestricted Shares, of which Mr. Aronson has sole voting power as to 1,198,466 shares and has transferred voting power to Mr. Leven as to 311,007 shares.

     (6) Consists of (i) 7,000 shares as to which Mr. Adler has sole voting and investment power, (ii) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested, (iii) stock options for 2,000 shares of Class A Common Stock at $10.00 per share which are fully vested, (iv) stock options for 2,000 shares of Class A Common Stock at $9.78 per share which are fully vested and (v) 62,500 shares of Class A Common Stock owned collectively by Lubert-Adler Real Estate Opportunity Fund L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Capital Real Estate Opportunity Fund, L.P.
     (collectively, "Lubert-Adler"), entities controlled by Mr. Adler.

     (7) Consists of (i) 365,100 shares as to which Mr. Chafetz has sole voting and investment power, (ii) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested, (iii) stock options for 2,000 shares of Class A Common Stock at $10.00 per share which are fully vested and (iv) stock options for 2,000 shares of Class A Common Stock at $9.78 per share which are fully vested.

     (8) Consists of (i) stock options for 2,000 shares of Class A Common Stock at $13.00 per share which are fully vested and (ii) stock options for 2,000 shares of Class A Common Stock at $9.78 per share which are fully vested.

     (9) Consists of (i) 79,778 shares as to which Mr. Goldstein has sole voting and investment power, (ii) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested, (iii) stock options for 2,000 shares of Class A Common Stock at $10.00 per share which are fully vested, (iv) stock options for 2,000 shares of Class A Common Stock at $9.78 per share which are fully vested and (v) 180,700 shares owned by Alpine Hospitality Equities LLC ("Alpine Equities"). Mr. Goldstein shares voting and investment power with respect to the shares owned by Alpine Equities.

     (10) Consists of (i) stock options for 2,000 shares of Class A Common Stock at $13.00 per share which are fully vested; (ii) stock options for 2,000 shares of Class A Common Stock at $9.78 per share which are fully vested and (iii) 397,500 shares of Class A Common Stock owned by Sextant Trading LLC ("Sextant"), an entity owned beneficially by NorthStar Capital Investment Corp. (together with its affiliates, "NorthStar"), of which Mr. Hamamoto is a director. Mr. Hamamoto disclaims beneficial ownership of the shares owned by Sextant.

     (11) Represents shares that were designated under Mr. Leven's Old Stock Purchase Agreement as Restricted Shares and which have been transferred to Mrs. Leven. Pursuant to a voting agreement, Mrs. Leven has transferred voting power with respect to these shares to Mr. Leven. Mrs. Leven's business address is 13 Corporate Square, Suite 250, Atlanta, Georgia 30329, c/o U.S. Franchise Systems, Inc.

     (12) Represents shares of Class B Common Stock that were originally designated as Unrestricted Shares under Mr. Leven's Old Stock Purchase Agreement, which were subsequently transferred to Mrs. Leven and which, pursuant to a voting agreement, are all voted by Mr. Leven.

     (13) Consists of (i) 5,000 shares as to which Dr. Sonnenfeld has sole voting and investment power, (ii) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested, (iii) stock options for 2,000 shares of Class A Common Stock at $10.00 per share which are fully vested, and (iv) stock options for 2,000 shares of Class A Common Stock at $9.78 per share which are fully vested.

     (14) Consists of (i) 5,000 shares as to which Mr. Romaniello has sole voting and investment power, (ii) 147,883 Unrestricted Shares, of which 88,730 shares must be voted in the same manner as Mr. Leven votes his shares and 59,153 shares which must be voted in the same manner as Mr. Aronson votes his shares, (iii) 40,333 Restricted Shares, of which 20,167 shares must be voted in the same manner as Mr. Leven votes his shares and 20,166 shares which must be voted in the same manner as Mr. Aronson votes his shares, and (iv) stock options for 5,500 shares of Class A Common Stock at $4.50 per share which are fully vested.

     (15) Consists of (i) 8,000 shares as to which Mr. Shaw has sole voting and investment power, (ii)56,862 Unrestricted Shares, of which 34,117 shares must be voted in the same manner as Mr. Leven votes his shares and 22,743 shares which must be voted in the same manner as Mr. Aronson votes his shares, (iii) 26,887 Restricted Shares, of which 13,444 shares must be voted in the same manner as Mr. Leven votes his shares and 13,443 shares which must be voted in the same manner as Mr. Aronson votes his shares,
     (iv) stock options for 3,000 shares of Class A Common Stock at $13.50 per share which are fully vested, and (v) stock options for 1,000 shares of Class A Common Stock at $8.13 per share which are fully vested.

     (16) Consists of (i) 4,500 shares as to which Mr. Aronson has sole voting and investment power and (ii) stock options for 4,750 shares of Class A Common Stock at $4.50 per share which are fully vested.

     (17) Consists of (i) 2,099,775 shares owned by Meridian Associates, L.P. ("Meridian") and (ii) 22,447 shares owned by HSA Properties, Inc. ("HPI"), an affiliate of Meridian. Meridian's business address is 200 West Madison Street, Suite 3800, Chicago, Illinois 60606.

MANAGEMENT'S SHARES OF COMMON STOCK

BACKGROUND. Messrs. Leven and Aronson are parties to certain agreements, described below, which among other things, govern the voting of, and impose forfeiture provisions upon, shares of Common Stock of the Company (some of which shares have since been repurchased by the Company and reissued to members of management).

On October 5, 1995, Messrs. Leven and Aronson purchased 5,485,259 shares or 51% of the Class A Common Stock then outstanding for an aggregate purchase price of $567,245 or $0.1034 per share (the "Original Issue Price"). Twenty-five percent (25%) of such Class A Common Stock was acquired by Messrs. Leven and Aronson outright (i.e., without restriction on their ability to vote or receive dividends with respect to such shares and free of any risk of forfeiture), although a limited number of such shares could be repurchased from Messrs. Leven and Aronson and reissued to other employees under certain circumstances described below (the "Unrestricted Shares"). Immediately following such acquisition, Mr. Leven owned 15% and Mr. Aronson owned 10% of the then outstanding Class A Common Stock in the form of Unrestricted Shares. The remaining shares of Class A Common Stock acquired by Messrs. Leven and Aronson, representing 26% of such Class A Common Stock at the time of such acquisition, were subject to significant restrictions with respect to voting and dividend rights and substantial risks of forfeiture (the "Restricted Shares"), as described below. Mr. Leven and Mr. Aronson each acquired 13% of the then outstanding Class A Common Stock in the form of Restricted Shares. On August 23, 1996, the Board of Directors voted to amend the respective Employee Stock Purchase Agreements pursuant to which Messrs. Leven and Aronson purchased the Class A Common Stock (the "Old Stock Purchase Agreements") to eliminate the restrictions with respect to one-half of the Restricted Shares (the "1996 Amendment"). See "--1996 Amendment" below for a description of the amendment.

RESALE OF SHARES TO OTHER MANAGEMENT. The Old Stock Purchase Agreements provided that Unrestricted Shares representing 5% of the Class A Common Stock then outstanding and Restricted Shares representing 6% of the Class A Common Stock then outstanding could be repurchased by the Company from Messrs. Leven and Aronson at the Original Issue Price and then reissued to other members of the Company's management at fair market value. As of April 1, 2000, a total of approximately 826,833 shares of outstanding Class A Common Stock have been repurchased from Messrs. Leven and Aronson and reissued to other members of management. By virtue of the 1996 Amendment, members of management who acquired these shares are required to vote those shares that are Restricted Shares, on a one vote per share basis, one-half in the same manner as Mr. Leven votes his shares and one-half as Mr. Aronson votes his shares. With respect to those shares that are Unrestricted Shares, the management holders continue to be required to vote 60% of such shares in the manner that Mr. Leven votes his shares and 40% in the manner that Mr. Aronson votes his shares. The Company's right to cause the redemption and reissuance of the remaining shares was eliminated by the 1996 Amendment. All shares which have been repurchased from Messrs. Leven and Aronson and reissued to other members of management pursuant to the Old Stock Purchase Agreements are subject to a vesting schedule, which provides that Unrestricted Shares vest over a five year period and Restricted Shares vest over a ten year period, in each case provided that the management employee remains employed by the Company (and with Restricted Shares subject to further vesting requirements based on the Company's performance). Any unvested shares that are forfeited upon the termination of such employment are to be repurchased by the Company and resold to Mr. Leven or Mr. Aronson, as the case may be (depending on who owned the shares originally), at the Original Issue Price. In the event any of such shares are forfeited and reissued to Messrs. Leven or Aronson at the Original Issue Price, the Company will recognize compensation expense for the difference between the Original Issue Price and the market value of the stock on the date such shares are repurchased by Messrs. Leven and Aronson. Upon such resale, the shares will continue as Unrestricted Shares or Restricted Shares in the same manner as had they not been so forfeited. As of April 1, 2000, 57,807 unvested shares have been repurchased by the Company but Messrs. Leven and Aronson have waived their rights to such shares.

UNRESTRICTED SHARES. Following the 1996 Amendment, there are no restrictions on the Unrestricted Shares held by Messrs. Leven and Aronson and their permitted transferees, and such shares may not be repurchased from Messrs. Leven and Aronson and reissued to other members of management.

RESTRICTED SHARES. The Old Stock Purchase Agreements imposed, and the Old Stock Purchase Agreements as amended by the 1996 Amendment (the "Amended Stock Purchase Agreements") impose substantial risks of forfeiture on Restricted Shares. Messrs. Leven and Aronson are entitled to vote all Restricted Shares (on a one vote per share basis), including Restricted Shares which have been reallocated to other members of management as provided above, prior to such shares being "earned" by the holders thereof, and to receive dividends thereon. See "--1996 Amendment."

Under both the Old Stock Purchase Agreements and the Amended Stock Purchase Agreements, Restricted Shares become "Earned Shares" upon the Company's attaining certain performance criteria. However, notwithstanding that they have been "earned," Earned Shares (other than the Class A Common Stock that was deemed to have been earned by virtue of the 1996 Amendment) will be forfeited if the management holder of such shares (including either of Messrs. Leven or Aronson) resigns from his or her employment with the Company without "good reason" or is terminated for "cause" prior to the tenth anniversary of the date such shares were acquired by the holder thereof from the Company ("Termination Forfeiture"). See "--1996 Amendment."

Pursuant to the 1996 Amendment, one-half of the Restricted Shares were deemed to be Unrestricted Shares.

Under both the Old Stock Purchase Agreements and the Amended Stock Purchase Agreements, Earned Shares will be permanently vested (i.e., they will no longer be subject to Termination Forfeiture) on September 29, 2005. Any Restricted Shares that have not become Earned Shares by September 29, 2005 must be redeemed by the Company at the Original Issue Price and offered to the original investors (the "Original Investors") of the Company (other than Messrs. Leven and Aronson) pro rata at the Original Issue Price based on their original holdings of Old Common Stock. In addition, upon the occurrence of a Termination Forfeiture with respect to Mr. Leven or Mr. Aronson, such person's Restricted Shares must be redeemed by the Company and so offered to the Original Investors.

Under both the Old Stock Purchase Agreements and the Amended Stock Purchase Agreements, if substantially all of the Company's stock or assets are transferred or sold, or upon a business combination, any remaining Restricted Shares will automatically become Unrestricted Shares to the extent that value for the entire Company indicated by the gross sale price in such transaction results in an internal rate of return to the Original Investors of at least 40% on a compounded annual basis (after taking into account the amount and timing of all distributions and payments received by such Original Investors from the Company, after considering Unrestricted and Earned Shares then held by Messrs. Leven and Aronson, and after giving effect to Restricted Shares that become Unrestricted Shares as a result of such transaction) Restricted Shares that do no become Unrestricted Shares as a result of such transaction will retain their characteristics and potential benefits as Restricted Shares unless the issue is expressly addressed in the documentation with respect to such transaction.

1996 AMENDMENT. On October 30, 1996, the Company and Messrs. Leven and Aronson amended their respective Old Stock Purchase Agreements. The 1996 Amendment provided that (i) one-half of their Restricted Shares will be deemed to be Unrestricted Shares, notwithstanding the fact that certain performance criteria had not been met, (ii) their remaining Restricted Shares will become Earned Shares at the rate of 1/13 of all of the remaining number of Restricted Shares (including the Restricted Shares held by other members of management) for every $1,000,000 of annual Adjusted EBITDA of the Company (defined as earnings before interest, taxes, depreciation, amortization and other non-cash charges, adjusted to exclude one-time or non-recurring expenses or credits), but only after Adjusted EBITDA for a fiscal year equals or exceeds $14,000,000, (iii) the Unrestricted Shares held by Messrs. Leven and Aronson and by Mr. Leven's wife, including the Unrestricted Shares referred to in clause (i) above, will be shares of Class B Common Stock (with ten votes per share), (iv) the remaining Restricted Shares held by Messrs. Leven and Aronson will be Class A Common Stock (with one vote per share), including if and when such shares become Earned Shares, and will continue to be subject to Termination Forfeiture, (v) Messrs. Leven and Aronson will have the right to vote their Restricted Shares and to receive dividends, if any, declared thereon before they become Earned Shares,
(vi) no additional shares will be repurchased from Messrs. Leven and Aronson and reissued to other members of management and (vii) in calculating Adjusted EBITDA for any given year, there generally shall be subtracted 10% of the consideration paid by the Company in connection with any future acquisitions by the Company and/or its subsidiaries of another corporation or other entity. As part of the 1996 Amendment, one-half of the Restricted Shares previously allocated to other members of management were also be deemed to be Unrestricted Shares. Such shares, representing approximately 1.2% of the Class A Common Stock outstanding as of April 1, 2000, will be voted by the management holders thereof 60% in the same manner that Mr. Leven votes his shares, and 40% in the same manner that Mr. Aronson votes his shares. As to any Restricted Shares still held by such management holders, 50% of such shares will be voted by the management holders thereof in the same manner that Mr. Leven votes his shares and 50% will be voted in the same manner Mr. Aronson votes his shares.

CERTAIN OTHER AGREEMENTS RELATING TO COMMON STOCK. In connection with the Hawthorn merger, Meridian, HPI, Michael A. Leven, Neal K. Aronson and the Company entered into a shareholders agreement (as amended, the "HSA Shareholders

Agreement"). Pursuant to the HSA Shareholders Agreement, the Pritzker family related entities party thereto have agreed to certain standstill provisions on customary terms with respect to the acquisition of additional shares of Common Stock, and have been granted certain tag-along rights on customary terms in connection with sales of Common Stock by Mr. Leven or Mr. Aronson and certain other holders of Common Stock and have been granted certain demand registration rights and piggy-back registration rights on customary terms.

In connection with the establishment of Constellation Development Fund, LLC (the "Development Fund"), the Company issued shares of Class A Common Stock to Lubert-Adler Real Estate Opportunity Funds, L.P. (together with its affiliates, "Lubert-Adler") and NorthStar, and entered into a Registration and Tag-Along Rights Agreement with Lubert-Adler, NorthStar, Mr. Leven and Mr. Aronson. Pursuant to this agreement, Lubert-Adler and NorthStar have been granted certain tag-along rights on customary terms in connection with sales of Common Stock by Mr. Leven or Mr. Aronson and have been granted certain demand registration rights and piggy-back registration rights on customary terms.

In connection with the acquisition of Best Inns on April 28, 1998, the Company entered into a Registration Rights Agreement with Alpine Equities, Mr. Leven and Mr. Aronson. Pursuant to this agreement, Alpine Equities has been granted certain tag-along rights in connection with sales of Common Stock by Mr. Leven or Mr. Aronson and has been granted certain demand registration rights and piggy-back registration rights on customary terms.

In connection with a letter agreement with an unaffiliated hotel developer, the Company agreed to issue up to $900,000 in shares of Class A Common Stock in the future, at a price per share based upon the closing price of the Class A Common Stock on the date of issuance upon such developer's achieving certain milestones for opening USFS branded hotels. On March 3, 2000, the Company issued 48,290 shares of Class A Common Stock, valued at approximately $240,000 in satisfaction of the first such milestone. As of April 1, 2000, obligations with respect to $660,000 in such shares remain.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED CERTAIN TRANSACTIONS.

TRANSACTIONS ENTERED INTO IN CONNECTION WITH THE DEVELOPMENT FUND

Dean S. Adler, a director of the Company, is a principal of the entity that controls Lubert-Adler. Irwin Chafetz, a director of the Company, is an investor in Lubert-Adler. In connection with the formation of the Development Fund, the Company sold 62,500 shares of Class A Common Stock to Lubert-Adler for $703,000 at a price per share of $11.25 per share on March 17, 1998. The closing price of the Class A Common Stock on March 17, 1998, as reported on the Nasdaq National Market, was $13.00 per share, resulting in a discount of $109,375 to Lubert-Adler. In addition, Lubert-Adler was issued the right to acquire an additional 62,500 shares of Class A Common Stock, exercisable on a pro rata basis within 18 months of the commitment of the Development Funds's capital, at an exercise price of $11.25 per share, which such right has expired. The purchase price for the shares of Class A Common Stock issued to Lubert Adler and the exercise price for the additional shares were negotiated on an arm's length basis between the Company and NorthStar, a participant in the Development Fund. The Company will also be paid approximately $3.5 million over the first five years to manage the Development Fund and has earned $2 million of such payments as of December 31, 1999 ($1,000,000 in 1998 and $1,000,000 in 1999.)

On October 31, 1998 the Development Fund entered into a $60 million senior credit facility with NationsBank, N.A. The Company is party to an Indemnity Agreement dated October 31, 1998 in favor of NationsBank, N.A. ("AGENT") and the lenders party to the senior lending facility, which requires the Company to indemnify Agent and the lenders under certain limited circumstances including, but not limited to, fraud, intentional misrepresentation or misappropriation of funds by the Company, the Development Fund, Constellation Lending Fund, LLC, or Constellation Equity Corp. Availability under this credit facility has been reduced to $12,000,000. Outstanding borrowings under the credit facility at April 24, 2000 were approximately $8.7 million. As of February 21, 2000, the managers of the Development Fund agreed that no additional projects will be commenced in the future. In connection with the establishment of the Development Fund, the Company committed to make a loan of up to $10 million to Constellation Equity Corp., an entity controlled by NorthStar, ("Constellation"). Constellation will use the funds to make an investment which is subordinated to certain debt and equity returns of investors in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. As of April 24, 2000, the Company had made loans of approximately $4.3 million in the aggregate to Constellation ($2,663,725 in 1998 and $3,003,626 in 1999) and the Company expects to lend approximately an additional $400,000 to Constellation in 2000. Due to the uncertainty surrounding ultimate recoverability of the subordinated loans, the Company is accounting for them on the cost-recovery basis, where interest income is recorded only after recovery of principal.

Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner of Alpine Equity Partners L.P., an entity that is a member of Alpine Rockport LLC ("Rockport"). Rockport is a member of three entities which have entered into certain financing arrangements with an affiliate of the Development Fund for the construction of three Microtel projects. Rockport or its affiliates have also entered into franchise and management agreements with the Company relating to the three aforementioned Microtel projects pursuant to which the Company has received fees of $260.00 in 1998 and

$152,987 in 1999. The Company considers the terms of the franchise, management and financing arrangements with Rockport and its affiliates to be commercially reasonable and reflective of standard agreements that the Company generally executes with third parties.

TRANSACTIONS ENTERED INTO IN CONNECTION WITH THE BEST INNS ACQUISITION

Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner of Alpine Equity Partners L.P., the entity that indirectly owns and controls a majority of Alpine Hospitality Ventures LLC ("Ventures") and Alpine Equities, an affiliate of Ventures. As part of the acquisition of Best Inns on April 28, 1998, the Company entered into, directly and indirectly, a number of transactions with Ventures and Alpine Equities. Ventures purchased 17 Best Inns Hotels (the "Acquired Hotels") for a total purchase price of $84 million. In connection with Ventures' acquisition of these hotels, the Company made a $15 million unsecured subordinated loan to Ventures at interest rate of 12% per annum, interest on which will be paid in cash to the extent of available cash and otherwise will be paid-in-kind. The loan is subordinated to a guarantee provided by Ventures in connection with a third-party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns acquisition and is structurally subordinated to such third party loan. In the fourth quarter of 1999, the Company was advised that the senior lender informed Ventures of its intention to instituted a "lock-box" arrangement, thereby eliminating the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest in-kind payments, but will not include such in-kind payments in income. In March 2000, the lock-box agreement was executed. The Company has taken a $15.5 million reserve during the fourth quarter 1999 against the value and accrued interest of the loan. If the senior debt is not paid currently, certain management and franchisee fees could be deferred until cash is available. A portion of these fees were deferred in the fourth quarter 1999. The Company is also committed to make up to $7.5 million of additional loans to Ventures under certain circumstances, including if required by Ventures in order to achieve compliance with certain debt service coverage ratios in order to obtain an extension of the maturity date of the loan, or to obtain the release of a property from the senior lender's liens in connection with a condemnation, casualty or otherwise. No such additional loans have been made as of December 31, 1999 but it is possible the loan, or a portion thereof, will be required to be made in the future.

In connection with Ventures' acquisition of the hotels, the Company entered into the following additional transactions with Ventures and Alpine Equities: (i) the Company issued 350,000 shares (the "Alpine Shares") of Class A Common Stock to Alpine Equities for a cash purchase price of $1.6 million and granted to Alpine Equities certain demand and piggy-back registration rights on customary terms as well as certain tag-along rights, (ii) the Company entered into a management contract and franchise agreements with Ventures relating to the 17 Acquired Hotels, and (iii) the Company agreed to pay to Alpine Equities $1,000 per year for each Best Inns hotel that is added to the USFS system of hotels after the closing date of the transaction (the "New Hotel Fee"). The Company received $1,361,406 in fees in 1998 and $1,881,915 in fees in 1999 pursuant to the management and franchise arrangements with the Alpine entities (the Company paid $3,833.00 and $45,332.00 in New Hotel Fees to Alpine Equities in 1998 and 1999, respectively). Commencing April 2001, the Company may be obligated to reimburse the owner of the properties for as much as 90% of the management fee if the owner's net profit for the 12-month period then ended, and each subsequent 12-month period, falls below a specified level. If the performance of the hotels does not materially improve by April 2001, the Company expects to have to make a payment to the owner of the properties. In addition, the senior lender to these properties has advised Ventures in March 2000 that it currently has the right to require the termination of the management contract, but is not doing so at this time.


MISCELLANEOUS

To date, the Company has invested $6,237 in the general partner of Equity Partners, L.P., a limited partnership which invests from time to time in certain entities which own Microtel and Hawthorn Suites hotels. Dean Adler, a director of the Company, owns a profits interest in CMS Entrepreneurial Associates, L.P., one of the limited partners of Equity Partners, L.P.

Howard and Lawrence Chafetz, sons of Irwin Chafetz, a director of the Company, have established certain limited liability companies to acquire and operate Microtel and Best Inn hotels. To date, the limited liability companies have entered into four franchise agreements and one management agreement with the Company, and have opened one Microtel and one Best Inn which have resulted in fees to the Company of $0, $23,806 and $86,351 in 1997, 1998 and 1999,
respectively.

Mr. Leven's sons, Jonathan Leven and Robert Leven, were employed by the Company during 1997, 1998 and 1999 and received total compensation of $170,913.04 and $94,746.49, $141,011.96 and $119,150, and $130,611.87 and $87,250, respectively.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. FRANCHISE SYSTEMS, INC.

                                   By: /s/____________________________________

                                       Michael A. Leven
                                       Chairman of the Board, President
                                       and Chief Executive Officer

Dated: April 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 28, 2000 by the following persons on behalf of the Registrant in the capacities indicated.


                        SIGNATURE                          TITLES
                        ---------                          ------

          /s/___________________________________           Chairman, President and Chief Executive Officer and Director
          (Michael A. Leven)                                        (Principal Executive Officer)

          /s/___________________________________           Executive Vice President, Chief Financial Officer and Director
          (Neal K. Aronson)                                        (Principal Financial and Accounting Officer)

          /s/___________________________________           Director
          (Dean Adler)

          /s/___________________________________           Director
          (Irwin Chafetz)

          /s/___________________________________           Director
          (Doug Geoga)

          /s/___________________________________           Director
          (Richard D. Goldstein)

          /s/___________________________________           Director
          (David T. Hamamoto)

          /s/___________________________________           Director
          (Steve Romaniello)

          /s/___________________________________           Director
          (Jeffrey A. Sonnenfeld)
