Form 10-Q
period 2000-03-31
US FRANCHISE SYSTEMS INC/
filed 2000-05-12
CIK 1054636

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 17,245,834 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of April 30, 2000.

                          U.S. FRANCHISE SYSTEMS, INC.

                                      INDEX

                                                                                                                              PAGE
PART I.          FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Position at December 31, 2000 and March 31, 1999 (Unaudited)..........       3
                 Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999
                 (Unaudited) ...............................................................................................       4
                 Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999
                 (Unaudited) ...............................................................................................       5
                 Notes to Consolidated Financial Statements (Unaudited) ....................................................       6
ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................       7

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS..........................................................................................      19
ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................................      19
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES............................................................................      20
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................      20
ITEM 5.          OTHER INFORMATION..........................................................................................      20
ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...........................................................................      20
                 SIGNATURES.................................................................................................      21
                 EXHIBIT INDEX..............................................................................................      22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                                                                   MARCH 31,         DECEMBER 31,
                                                                                                     2000                1999
                                                                                                   ---------         ------------
ASSETS
CURRENT ASSETS

   Cash and temporary cash investments...................................................         $  5,776,000         $  6,339,000
   Accounts receivable...................................................................            3,360,000            2,315,000
   Deposits and prepaid expenses.........................................................              182,000              536,000
   Promissory notes receivable...........................................................            2,359,000            1,898,000
   Deferred commissions..................................................................            4,249,000            2,564,000
                                                                                                     ---------           ----------
           TOTAL CURRENT ASSETS..........................................................           15,926,000           13,652,000

PROMISSORY NOTES RECEIVABLE..............................................................           11,116,000           12,369,000
PROPERTY AND EQUIPMENT-Net...............................................................            2,053,000            2,141,000
FRANCHISE RIGHTS-Net.....................................................................           24,463,000           24,691,000
DEFERRED COMMISSIONS.....................................................................            5,254,000            6,525,000
DEVELOPMENT SUBSIDIES....................................................................           11,593,000           10,837,000
OTHER ASSETS-Net.........................................................................              493,000              497,000
                                                                                                  ------------          -----------
           TOTAL ASSETS..................................................................         $ 70,898,000         $ 70,712,000
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable......................................................................         $    582,000         $    227,000
   Commissions payable...................................................................              758,000            1,516,000
   Deferred application fees.............................................................            5,052,000            3,686,000
   Accrued expenses......................................................................            2,534,000            1,875,000
                                                                                                  ------------         ------------
           TOTAL CURRENT LIABILITIES.....................................................            8,926,000            7,304,000

DEFERRED APPLICATION FEES................................................................            5,095,000            6,570,000
                                                                                                  ------------         ------------
           TOTAL LIABILITIES.............................................................           14,021,000           13,874,000
REDEEMABLE STOCK:
Common shares, par value $0.01 per share; issued and outstanding
3,128,473 (net of 58,807 shares in Treasury at March 31, 2000 and
December 31, 1999) entitled to redemption under certain circumstances at $324,000
(net of $6,000 in Treasury) as of March 31, 2000 and December 31, 1999...................              324,000              324,000

STOCKHOLDERS' EQUITY:
Common shares, par value $0.01 per share; authorized 30,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock;
issued and outstanding 14,117,361 Class A shares and 2,707,919 Class B shares at March 31, 2000; issued and outstanding 14,063,496 Class A shares and
2,707,919 Class B shares at December 31, 1999.............................................              167,000             167,000

   Capital in excess of par...............................................................           90,687,000          90,293,000
   Accumulated deficit....................................................................          (34,301,000)        (33,946,000)
                                                                                                    ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY.............................................................           56,553,000          56,514,000

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................         $ 70,898,000        $ 70,712,000
                                                                                                   ============        ============


                 See notes to consolidated financial statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS                  THREE MONTHS
                                                                         ENDED                         ENDED
                                                                MARCH 31, 2000                MARCH 31, 1999
                                                                --------------                --------------
REVENUES:
  Royalty and Other Fee Income Income ...........                   $3,873,000                   $ 2,559,000
  Franchise application fees.....................                      918,000                       617,000
                                                                    ----------                   -----------
                                                                     4,791,000                     3,176,000
EXPENSES:
   General and administrative....................                    4,112,000                     2,422,000
   Franchise sales commissions...................                      804,000                       659,000
  Depreciation and amortization                                        439,000                       341,000
   Interest income...............................                     (209,000)                     (751,000)
                                                                     ---------                     ---------
NET INCOME (LOSS) BEFORE TAXES                                        (355,000)                      505,000
  Income taxes                                                               0                             0
                                                  -----------------------------------------------------------

NET INCOME (LOSS) AFTER TAXES                                       ($355,000)                      $505,000
                                                  ===========================================================

Weighted average number of common shares
outstanding                                                         19,934,572                    19,875,113
Weighted average number of common shares
outstanding, assuming dilution
                                                                                                  20,023,661

Earnings (loss) per share (Basic)                                      ($0.02)                         $0.03

Earnings (loss) per share (Diluted)                                                                    $0.03

                 See Notes to Consolidated Financial Statements.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                THREE MONTHS           THREE MONTHS
                                                                                                       ENDED                  ENDED
                                                                                              MARCH 31, 2000         MARCH 31, 1999
                                                                                              --------------         --------------

 OPERATING ACTIVITIES:

    Net Income/(Loss)...................................................................          ($355,000)               $505,000
    Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

       Depreciation and amortization....................................................             439,000                341,000
       Deferred compensation amortization...............................................             129,000                122,000
    Changes in assets and liabilities:
       Decrease/(Increase) in accounts receivable, prepaid expenses & deposits..........            (691,000)               (91,000)
       Decrease/(Increase) in promissory notes receivable...............................             792,000             (2,170,000)
       Decrease/(Increase) in deferred commissions......................................            (414,000)              (646,000)
       Decrease/(Increase) in other assets..............................................              76,000             (1,974,000)
       (Decrease)/Increase in accounts payable..........................................             355,000               (315,000)
       (Decrease)/Increase in accrued expenses..........................................             659,000               (186,000)
       (Decrease)/Increase in commissions payable.......................................            (758,000)              (594,000)
       (Decrease)/Increase in deferred application fees.................................            (109,000)               989,000
                                                                                                 -----------            -----------
       NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                           123,000             (4,019,000)
                                                                                                 -----------            -----------
 INVESTING ACTIVITIES:

   Acquisition of property and equipment................................................             (76,000)               (76,000)
   Issuance of development subsidies ...................................................            (635,000)                     0

   Acquisition of franchise rights .....................................................                   0                 (3,000)
                                                                                                 -----------            -----------

       NET CASH USED IN INVESTING ACTIVITIES............................................            (711,000)               (79,000)
                                                                                                 -----------            -----------

 FINANCING ACTIVITIES:

   Exercise of stock options ...........................................................              25,000                      0

 NET DECREASE IN CASH AND CASH EQUIVALANTS                                                          (563,000)            (4,098,000)

 CASH AND TEMPORARY INVESTMENTS

    Beginning of period.................................................................           6,339,000             15,966,000
                                                                                                   ---------             ----------
    End of period.......................................................................          $5,776,000            $11,868,000
                                                                                                  ==========            ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Non cash activities:

Issuance of 48,290 shares as a form of development subsidy                                          $220,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the U.S. Franchise Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the full year.

2.  RECLASSIFICATIONS

         Certain amounts in the March 31, 2000 statement of operations and consolidated statement of cash flows have been reclassified to conform to current year classifications.

3.  EARNINGS PER SHARE

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options. Most of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

4.       STOCK OPTION PLANS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                       THREE MONTHS                THREE MONTHS
                                          ENDED                       ENDED
                                        31-MARCH-00                 31-MARCH-99
                                       ------------                ------------
NEW STOCK OPTION GRANTS
   Expected life(years)                        4.0                          3.6
   Expected volatility                          44%                          36%
   Risk free interest rate                       6%                         5.9%
   Dividend yield                                0%                           0%
   Number of options granted               173,450                      203,550
   Weighted average exercise price            4.81                         9.03

FORFEITURES AND EXERCISES:
Number of options forfeited                 20,975                       14,500
Number of options exercised                  5,575                            0
STOCK OPTION EXPENSE                       $93,184                      $87,000


5.       SEGMENT REPORTING

         The Company owns three hotel brands and operates a management company primarily in the United States. Other/Corporate represents overhead and assets not specifically allocable to the brands or the management company. Revenues, expenses and capital expenditures directly attributable to each business segment are reflected as such and shown below. Common expenses and common capital expenditures are classified in other/corporate.

THREE MONTHS ENDED, MARCH 31, 2000

                              MICROTEL         HAWTHORN          BEST           MANAGEMENT                OTHER        CONSOLIDATED
                                                                                 COMPANY                CORPORATE
REVENUE
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2000           $ 1,498,000      $ 2,040,000      $ 887,000        $   366,000             $    0        $    4,791,000
March 31, 1999             1,098,000        1,049,000        576,000            453,000                  0             3,176,000

NET INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2000           $ 1,123,000      $ 1,540,000      $ 584,000       $  (450,000)       $(3,152,000)        $    (355,000)
March 31, 1999               769,000          867,000        815,000            134,000        (2,080,000)               505,000

CAPITAL EXPENDITURES
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2000                $    0           $    0       $      0         $    3,000       $     73,000           $    76,000
March 31, 1999                 2,000            1,000          2,000             46,000             25,000                76,000

6. COMMITMENTS AND CONTINGENCIES

         Two former employees of the Company have commenced an action alleging wrongful termination and seeking unspecified damages. The Company has filed a counterclaim for unspecified damages. The Company believes it has meritorious defenses but can not predict the outcome of this matter.

         The Company is currently in litigation with respect to certain financing programs under which the Company retained an ongoing participation. Management has reserved approximately $800,000 with respect to the termination of the loan program as of December 31, 1999.

         On April 11, 2000, the Company and certain subsidiaries settled a lawsuit which was brought by the owner of nine Best Inn properties for alleged mismanagement under management agreements that the Company assumed in connection with its 1998 acquisition of the Best Inns brand. USFS Management, Inc., a subsidiary of the Company, had also filed a counterclaim alleging fraudulent conduct by the owner and certain of his affiliates, which was also settled. In connection with the settlement, in the first quarter of 2000 the Company and the subsidiaries accrued $510,000 in settlement payments and related legal costs. The franchise agreements with the owner remain in effect.

         In addition, the Company is subject to litigation in the ordinary course of its business. In the opinion of management, the outcome of such litigation will not have a material impact of the earnings, financial position or cash flow of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. ("USFS" or the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; aggressive competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; risks relating to the Company's loans to and other investments in franchisees; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk and construction; risk of loss of management contracts; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; and the costs and other effects of legal and administrative proceedings and other factors referenced below under the sub-heading "Risk Factors" in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company does not intend to update the information contained herein with respect to its exploration of potential strategic alternatives for any future developments or circumstances unless and until there is a definitive transaction agreement entered into between the Company and any third party or until its exploration of potential alternatives is definitively terminated. There can be no assurance whatsoever that any transaction between the Company and any third party will take place or, even if one does occur, about the nature and extent of any terms and conditions of any such potential transaction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors".

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

         As a franchisor, the Company licenses the use of its brand names to independent hotel owners and operators (i.e. franchisees). The Company provides its franchisees with a variety of benefits and services designed to
(i) decrease development costs, (ii) shorten the time frame and reduce the complexity of the construction process and (iii) increase the occupancy rates, revenues and profitability of the franchised properties. The Company offers prospective franchisees access to financing, a business format, design and construction assistance (including architectural plans), quality standards, training programs, national reservations systems, national and local advertising and promotional campaigns and volume purchasing discounts.

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

INTRODUCTION

         The Company believes that it continues to feel the effects of the more difficult and competitive environment in the hotel franchising and management business. To the extent that the difficult environment encountered by the Company's franchisees during 1999 and the first quarter of 2000 continues in 2000, the Company's royalty and management fee revenues and profitability could be adversely affected and all or a portion of the Company's remaining loan portfolio ($9.1 million net of $1.1 million of reserves at March 31, 2000) could become impaired.

         The Company continues to reevaluate the future prospects of its hotel management business line. During 1999, 17 management contracts were terminated, leaving the Company with 24 contracts at December 31, 1999. The Company terminated three additional contracts in the first quarter
2000, leaving the Company with 21 contracts (including 17 with the operating subsidiary of Alpine Equity Ventures, LLC ("Ventures")). The Company is currently considering various alternatives related to the remaining contracts. Accordingly, because the Company is managing fewer properties, hotel management revenues will decline substantially in 2000 as compared to 1999. In the three months ended March 31, 2000, hotel management revenues were $366,0000 as compared to $453,000 for the three months ended March 31, 1999. If the Company determines not to continue to provide management services, the Company will be required to take a non-recurring charge related to exiting the management business line. The amount of this charge cannot be determined at this time.

         The Company, with the assistance of Banc of America Securities, continues to explore strategic alternatives and opportunities that may be or become available to the Company.

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

         Comparisons have been made between the three months ended March 31, 2000 and the three months ended March 31, 1999 for the purposes of the following discussion:

RESULTS OF OPERATIONS

         FRANCHISE SALES GROWTH- The Company has realized Microtel franchise sales growth as follows:

FRANCHISE SALES GROWTH

                                                                                                              AS OF MARCH 31,
---------------------------------------------------------------------------------------------- -------------- ------------------
MICROTEL FRANCHISE DATA                                                                                 2000               1999
---------------------------------------------------------------------------------------------- -------------- ------------------
   Properties open (1)                                                                                   190                135

   Executed agreements and under construction                                                             56                 65
   Executed franchise agreements but not under construction                                              253                270
   Accepted applications                                                                                 102                 51
                                                                                               -------------- ------------------
Total in development and accepted applications (2)                                                       411                386
---------------------------------------------------------------------------------------------- -------------- ------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                                                       601                521
---------------------------------------------------------------------------------------------- -------------- ------------------

 (1) The Company does not receive royalties from 27 hotels open as of March 31, 2000.
 (2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. During the three months ended March 31, 2000, two previously opened hotels ceased operating as a Microtel. Since the Microtel brand was acquired by the Company, 36% of accepted applications did not become executed agreements and 38% of executed agreements terminated before resulting in open hotels. See "Rick Factors-Dependence on, and Obstacles to, Hotel Openings.

         During the first quarter 2000, for Microtel hotels open one year or more, average daily rate, occupancy and revenue per available room ("Rev Par") were $42.80, 52.7% and $22.54 compared to $41.70, 51.9%, and $21.64 in first quarter 1999.

         The Company has realized Hawthorn Suites franchise sales growth as follows:

                                                                                                                 AS OF MARCH 31,
---------------------------------------------------------------------------------------------- -------------- ------------------
HAWTHORN SUITES FRANCHISE DATA                                                                          2000               1999
---------------------------------------------------------------------------------------------- -------------- ------------------
   Properties open (1)                                                                                   110                 54
   Executed agreements and under construction                                                             40                 38
   Executed franchise agreements but not under construction                                              135                111
   Accepted applications                                                                                  66                 69
                                                                                               -------------- ------------------
Total in development and accepted applications(2)                                                        241                218
---------------------------------------------------------------------------------------------- -------------- ------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                                                       351                272
---------------------------------------------------------------------------------------------- -------------- ------------------

 (1) The Company does not receive royalties from 1 hotel open as of March 31, 2000.
 (2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. During the three months ended March 31, 2000, no previously opened hotels ceased operating as a Hawthorn. Since the Hawthorn brand was acquired by the Company, 32% of accepted applications did not become executed agreements and 15% of executed agreements terminated before resulting in open hotels. See "Rick Factors-Dependence on, and Obstacles to, Hotel Openings.

       During the first quarter 2000, for properties in the Hawthorn system one year or more, average daily rate, occupancy and Rev Par were $84.00, 64.3% and $53.99 compared to $84.88, 59.7%, and $50.63 in first quarter 1999.

       The Company has realized Best Inns franchise sales growth as follows:

                                                                                                               AS OF MARCH 31,
---------------------------------------------------------------------------------------------- -------------- ------------------
BEST INNS FRANCHISE DATA                                                                                2000               1999
---------------------------------------------------------------------------------------------- -------------- ------------------
   Properties open                                                                                       125                 65

   Executed agreements and under construction                                                             28                 19
   Executed franchise agreements but not under construction                                               31                 26
   Accepted applications                                                                                 128                103
                                                                                               -------------- ------------------
Total in development and accepted applications (1)                                                       187                148
---------------------------------------------------------------------------------------------- -------------- ------------------
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS                                                       312                213
---------------------------------------------------------------------------------------------- -------------- ------------------

(1) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. During the three months ended March 31, 2000, four previously opened hotels ceased operating as a Best Inns. Since the Best brand was acquired by the Company, 64% of accepted applications did not become executed agreements and 4% of executed agreements terminated before resulting in open hotels. See "Rick Factors-Dependence on, and Obstacles to, Hotel Openings.

       During the first quarter 2000, for properties in the Best Inns system one year or more, average daily rate, occupancy and Rev Par were $53.25, 54.4% and $28.96 compared to $48.06 58.1%, and $27.94 in first quarter 1999.

         REVENUE- The Company has derived revenues from the following sources:

                                                                                         THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                             MARCH 31, 2000          MARCH 31, 1999
                                                                                         ------------------      ------------------
Royalty and other fee Income...........................                                           3,873,000              $2,559,000
Franchise application fees.............................                                             918,000                 617,000
                                                                                                  ---------              ----------
TOTAL..................................................                                          $4,791,000              $3,176,000

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Royalty and other fee income increased approximately $1.3 million for the three months ended March 31, 2000 as compared to the prior year's comparable period. The increase is primarily attributable to (i) the increase in royalty paying hotels from 224 to 397 and (ii) signing of an international master license agreement ($100,000). The revenue increase was offset by an $87,000 decrease in hotel management fees and a $125,000 decline in the management fees received from Constellation Development Fund. During the three months ended March 31, 2000, hotel management fees were $366,000 compared to $453,000 for the three months ended March 31, 1999. Management fee revenues is expected to continue to decline substantially as discussed in the Introduction. During the three months ended March 31, 2000, management fees for Constellation Development Fund were $125,000 compared to $250,000 in the same period last year.

         Franchise application fees increased approximately $0.3 million for the three months ended March 31, 2000 as compared to the prior year's comparable period primarily due to an increase in the number of hotels opened during the quarter.

EXPENSES-The Company's expenses were as summarized below:

                                                                      THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                                          MARCH 31, 2000                         MARCH 31, 1999
                                                                      ------------------                     ------------------
  General and administrative..........................                        $4,112,000                             $2,422,000
  Franchise sales commissions.........................                           804,000                                659,000
  Depreciation and amortization.....                                             439,000                                341,000
  Interest income.....................................                         (209,000)                              (751,000)
                                                                               ---------                              ---------
  TOTAL...............................................                        $5,146,000                             $2,671,000

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         General and administrative expenses increased by approximately $1,690,000 including certain charges totaling $760,000 for the three months ended March 2000 as compared to the prior year's comparable period. The $760,000 charge reflected in the three months ended March 2000 pertained to a settlement of a legal dispute involving the Company's management subsidiary and to costs associated with the Company's review and evaluation of strategic alternatives.

         Excluding those certain charges, general and administrative expenses increased $930,000 primarily related to (1) an increase in personnel and associated costs due to more open hotels ($421,000); (2) increased professional fees ($253,000); and (3) increased marketing expenses ($194,000).

         Franchise sales commissions increased $145,000 for the three months ended March 31, 2000 as compared to the comparable prior year's period primarily due to an increase in the number of hotels opened during the quarter.

         Depreciation and amortization expense increased $98,000 primarily due to additional amortization related to development subsidies.

         Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, decreased $542,000 primarily due to the fact the Company recorded no interest income during the first quarter of 2000 related to a $15 million loan made to Alpine Hospitality Ventures and a reduced amount of cash available for investments in marketable securities. The Company does not expect to recognize pay-in-kind interest on the loan to Ventures in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $5.8 million in cash or equivalents as of March 31, 2000. In management's opinion, based on the Company's current operations, the Company's capital resources, including its cash on hand and borrowing capability, are sufficient to fund operations for the next 12 months. The Company currently has no outstanding lines of credit in place.

         For the three months ended March 31, 2000, the Company had a net loss of $355,000. Net cash provided by operating activities was $123,000 and the primary operating adjustments to net income was a decrease in promissory notes receivable ($792,000) a decrease in commissions payable ($758,000), and an increase in accrued expenses ($659,000). For the three months ended March 31, 2000, net cash provided by investing activities was $711,000 with the primary investment being development subsidies issued to franchisees ($635,000). For the three months ended March 31, 2000, net cash provided in financing activities was $25,000 resulting from the exercise of stock options by certain current and former employees.

         As of March 31, 2000, the Company had loans outstanding of approximately $4.4 million in the aggregate to Constellation Equity Corp. ("Constellation") and expects to lend up to an additional $400,000 to Constellation. Due to uncertainties surrounding ultimate recoverability of these loans, the Company is accounting for them on the cost recovery basis, where interest income is recorded only after recovery of principal.

         As of March 31, 2000, the Company had made a $15 million unsecured subordinated loan to Ventures. In the fourth quarter of 2000, the Company took a $15.5 million reserve against this loan and accrued interest thereon. The Company also is committed to make up to $7.5 million of additional loans to Ventures under certain circumstances. The Company manages the 17 hotels owned by a subsidiary of Ventures, all of which are franchises of the Company. Certain management and franchise fees related to these hotels could be deferred if the senior debt owed by the owner of those hotels is not paid currently. A portion of these fees were deferred in the first quarter 2000. Commencing April 2001, the Company may be obligated to reimburse the owner of those hotels for as much as 90% of the management fee if the owner's net profit for the 12-month period then ended, and each subsequent 12-month period, falls below a specified level.

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

DEPENDENCE ON, AND OBSTACLES TO, HOTEL OPENINGS

         The Company expects that in the future its principal source of revenue will be franchise fees received from its franchisees. Accordingly, future revenues will be highly dependent on the timing and the number of open hotels and their gross room revenues. There are numerous factors beyond the control of the Company which affect the probability and timing of a hotel opening and the ability or desire for a hotel to stay in the Company's franchise system. These factors include, but are not limited to, the ability of a potential hotel owner to (i) secure adequate financing or satisfy financing payments during the construction period; (ii) locate an appropriate site of a hotel; (iii) obtain all necessary state and local construction, occupancy or other permits and approvals; (iv) obtain necessary construction materials; and (v) reach a satisfactory level of profitability at the hotel. Under industry and general economic conditions that prevailed in 1999, the first quarter of 2000 and that are expected to continue in 2000, hotel developers have had and may continue to have difficulty accessing needed capital and attaining satisfactory levels of profitability. As a result, the number and timing of franchised hotel openings, and accordingly the Company's franchise fees, could be adversely affected if current conditions do not improve. Additionally, there can be no assurance that accepted franchise applications will result in executed franchise agreements or that executed franchise agreements will result in open properties. Deteriorating conditions in the lodging industry can be expected to adversely affect the likelihood that properties in development will open on a timely basis or at all.

LIMITED OPERATING HISTORY; NET LOSSES; OUR RESULTS FLUCTUATE AND THESE FLUCTUATIONS CAN BE UNPREDICTABLE

         The Company began operating in October 1995 and therefore has a limited operating history upon which investors can evaluate its performance. While the Company was profitable during the first three quarters of 1999, the Company incurred significant charges in the fourth quarter of 1999 that resulted in a net loss for the year and recorded a net loss, after certain charges, for the first quarter 2000. There can be no assurance that the Company will be profitable in the future. Additionally, events outside our control, including those set forth in other risk factors, may cause the Company to experience fluctuations in revenues and operating results. As a result, the Company's future results may be below market expectations, including the expectations of financial analysts and investors. A failure to meet such expectations may adversely affect the trading price of the Company's Class A Common Stock.

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

COMPETITION FOR NEW FRANCHISE PROPERTIES AND HOTEL GUESTS

         Competition among national brand franchisers and smaller chains in the lodging industry to grow their franchise systems is fierce and intensified during 1999 and during the first quarter of 2000. During 1999, an increasing number of hotel companies announced new franchise initiatives. As a result, the Company believes there has been a marked increase in franchise sales personnel throughout the lodging industry and more aggressive financial incentives are being offered to hotel owners and developers. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company and its brands. There can be no assurance that the Company can franchise a sufficient number of properties to generate operating efficiencies that will enable it to compete with these larger chains.

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

         The segments in which hotels franchised under the Company's brands currently operate or plan to operate, may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of or a reduction in demand for lodging or a scarcity of potential sites in a geographic area, changes in travel patterns, extreme weather conditions, changes in governmental regulations that influence or determine wages, prices, construction costs or methods of operation, changes in interest rates, the availability of financing, and changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. In fact, the Company believes that hotel operators were negatively affected during 1999 and during the first quarter of 2000 by increased room supply, weaker room demand and higher interest rates, among other things. These risks may have been exacerbated by the relatively illiquid nature of real estate holdings.

         Downturns or prolonged adverse conditions in real estate or capital markets or in national or local economies could have a material adverse impact on the Company's ability to locate new franchisees, the timing of new hotel openings, the number of rooms at newly-opened hotels, and the amount of royalty and management fee income earned by the Company and could result in the cancellation of the Company's franchise agreements and management contracts and increase risks of impairment on loans or other investments made by the Company directly or indirectly to or in franchisees and developers and potential deferral or loss of the interest income associated with such potential write-offs. In fact, during the first quarter 2000, six of the Company's franchised hotels left their respective systems and three of the Company's management contracts were terminated. In addition to the aforementioned risks, the Company's current and potential future investments in or ownership of hotel properties creates a risk of decreased earnings due to losses related to start-up expenses or ongoing losses due to shortfalls in expected performance of a hotel. In addition, any guaranty required to secure construction or permanent loan financing could adversely affect the Company's financial condition.

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

         If the Company leases and/or owns hotel properties or makes, directly or indirectly, equity or debt investments in hotel properties, it would be subject to risks experienced by hotel operators generally. During 1999, the Company incurred costs of approximately $0.5 million in connection with its abandoned purchase of a Hawthorn Suites property, representing a portion of a forfeited deposit and transaction costs.

RISKS RELATING TO THE FINANCING OF FRANCHISEES

         The Company participates, from time to time, in construction loans, equity investments, and long-term mortgage loans made to franchisees. In particular, the Company has committed to lend up to $10 million to Constellation Equity Corp. ("Constellation") to be invested by Constellation in Constellation Development Fund, LLC (the "Development Fund") and to be used by the Development Fund to provide debt and equity financing to selected developers. As of March 31, 2000, the Company has loaned approximately $4.4 million in the aggregate to Constellation and expects to loan up to an additional $400,000 to Constellation in the remainder of 2000. The loan to Constellation is subordinated to returns of other members. If such returns are not met, this loan could be jeopardized. Due to the uncertainty surrounding the ultimate recoverability of the subordinated loan, the Company is accounting for them on a cost-recovery basis, where interest income is recorded only after recovery of principal. As of March 31, 2000, the Development Fund has invested in seven Microtels and two Hawthorn Suites hotels which are in different stages of development. As of February 21, 2000, the managers of the Development Fund agreed that no additional projects will be commenced in the future.

         In addition, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") in connection with the Best Inns acquisition at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise to be paid in-kind. The loan is subordinated to a guaranty provided by Ventures in connection with a third party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns transaction and is structurally subordinated to such third party loan. The Company is also committed to make additional loans of up to $7.5 million to Ventures under certain circumstances. No such additional loans were made as of March 31, 2000, but it is possible that the loan, or a portion thereof, will be required to be made in the future. Both Ventures and Constellation are highly leveraged entities and there can be no assurances that any loans to Ventures or Constellation will be repaid. In the fourth quarter 1999, the Company was advised by Ventures that the senior lender to its operating subsidiary planned to institute a "lock-box" arrangement because of the deteriorating financial condition of the operating subsidiary. In March 2000, the lock-box agreement was executed. The lock-box arrangement effectively precludes the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest in-kind payments but will not include such in-kind payments in income. Recognition of such in-kind payments as income is dependent upon the amount of underlying property values of the borrower, relative to other lenders and shareholders. There can be no assurance that those values will continue to be sufficient to permit the Company to continue to record such interest income and, in fact, no such income was recognized by the Company in the fourth quarter 1999 or the first quarter 2000 and the Company does not currently expect to record income in 2000. In fact, the Company has taken a reserve of approximately $15.5 million associated with the principal and accrued interest of the loan.

         The Company has also made various loans and advances to individual franchisees, the reservation and marketing funds for the Microtel and Best Inns brands, and loan participations in a financing program with Nomura Asset Capital Corp. See "Legal Proceedings" for a discussion of a pending litigation concerning these loan participations. The Company is subject to the risks experienced by lenders generally, including risks of franchisee/borrower defaults and bankruptcies. Among other things, the ability of the borrowers to repay these loans will be affected by the factors discussed under "General Risks of the Lodging Industry" and "Development and Ownership Risk." The failure of a borrower to pay interest could have a material adverse effect on the Company's results of operations. In the event of default under such loans, the Company, as a lender, would bear the risk of loss of principal to the extent the value of the collateral was not sufficient to pay lenders, which may be more senior in the capital structure. As of March 31, 2000, in addition to the loans to Ventures and Constellation, the Company had outstanding loans made to borrowers of approximately $9.1 million aggregate principal amount (net of approximately $1.1 million of reserves). If the financial condition of the borrowers of these loans were to worsen, the loans could be deemed to be impaired, which could result in a significant charge to the Company and future interest income related to these loans could be deferred or eliminated which could have a materially adverse effect on future income. In connection with equity investments, the Company would be subject to risks as an equity investor. See "Business-Regulation."

REGULATION

         The sale of franchises is regulated by various state laws, as well as by the FTC. To the extent that the Company manages, owns or leases hotel properties, it will be subject to additional governmental regulations. For example, owners and operators of hotels are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. The determination that hotels owned, managed or leased by the Company are not in compliance with the ADA could result in the imposition of fines, and award of damages to private litigants or significant expense to the Company in bringing these hotels into compliance. Additionally, various national, state and local laws and regulations may affect activities undertaken by the Company in connection with providing financing to franchisees. In particular, the Company may be required to obtain a license or to register in certain states in order to arrange loans to be made to franchisees. See "Business-Regulation."

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

         Two former employees of the Company have commenced an action alleging wrongful termination and seeking unspecified damages. The Company has filed a counterclaim for unspecified damages. The Company believes it has meritorious defenses but can not predict the outcome of this matter.

         On April 11, 2000, the Company and certain subsidiaries settled a lawsuit which was brought by the owner of nine Best Inn properties for alleged mismanagement under management agreements that the Company assumed in connection with its 1998 acquisition of the Best Inns brand. USFS Management, Inc., a subsidiary of the Company, had also filed a counterclaim alleging fraudulent conduct by the owner and certain of his affiliates, which was also settled. In connection with the settlement, in the first quarter of 2000 the Company and its subsidiaries accrued $510,000 in settlement payments and related legal costs. The franchise agreements with the owner remain in effect.

ITEM 2. CHANGES IS SECURITIES AND USE OF PROCEEDS

         In connection with a letter agreement with Leisure Hotel Management dated February 3, 1998, the Company has authorized the issuance of up to $900,000 worth of shares of Class A Common Stock upon the attainment of certain development milestones. On March 3, 2000, the Company issued 48,290 shares of Class A Common Stock, valued at approximately $240,000, in satisfaction of the first such milestone. The Company believes that this transaction is exempt from registration under the Securities Act of 1933, as amended, (the "Act") by virtue of Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter.

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS:

  EXHIBIT   DESCRIPTION
  NUMBER

       27.1 Financial Data Schedule.

         B)       REPORTS ON FORM 8-K

                  During the period from January 1, 2000 to March 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.

By /s/  Michael A. Leven                   By  /s/ Neal K. Aronson
      -----------------------------              -----------------------------
        Michael A. Leven                             Neal K. Aronson
   CHAIRMAN OF THE BOARD, PRESIDENT         EXECUTIVE VICE PRESIDENT AND CHIEF
    AND CHIEF EXECUTIVE OFFICER                      FINANCIAL OFFICER

Dated:  May 12, 2000

                                  EXHIBIT INDEX

  EXHIBIT   DESCRIPTION
  NUMBER

       27.1 Financial Data Schedule.