Form 10-Q
period 2000-06-30
US FRANCHISE SYSTEMS INC/
filed 2000-08-14
CIK 1054636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 2000
                                   OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to

                         Commission file number 0-23941

                            ------------------------

                          U.S. FRANCHISE SYSTEMS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                          DELAWARE                                       58-2361501
              (State or other jurisdiction of                         (I.R.S. Employer
               Incorporation or Organization)                        Identification No.)

               13 CORPORATE SQUARE, SUITE 250                               30329
  Atlanta, Georgia(Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (404) 321-4045

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    There were 17,245,834 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of August 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          U.S. FRANCHISE SYSTEMS, INC.
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Statements of Financial Position at June 30,
          2000 (Unaudited) and December 31, 1999......................      3

          Consolidated Statements of Operations for the three and six
          months ended June 30, 2000 and June 30, 1999 (Unaudited)....      4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and June 30, 1999 (Unaudited)...........      5

          Notes to Consolidated Financial Statements (Unaudited)......      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK.................................................     24

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................     24

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................     25

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................     25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     25

ITEM 5.   OTHER INFORMATION...........................................     25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................     25

          SIGNATURES..................................................     27

          EXHIBIT INDEX...............................................     28

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments.......................   $ 2,418,000       $ 6,332,000
  Accounts receivable.......................................     3,025,000         2,084,000
  Deposits and prepaid expenses.............................       214,000           522,000
  Promissory notes receivable...............................     1,612,000         1,898,000
  Net current asset from discontinued operation.............            --           135,000
  Deferred commissions......................................     3,099,000         2,564,000
                                                               -----------       -----------
    TOTAL CURRENT ASSETS....................................    10,368,000        13,535,000

PROMISSORY NOTES RECEIVABLE.................................    12,136,000        12,259,000
PROPERTY AND EQUIPMENT-Net..................................     1,991,000         1,864,000
FRANCHISE RIGHTS-Net........................................    24,235,000        24,691,000
DEFERRED COMMISSIONS........................................     6,088,000         6,525,000
DEVELOPMENT SUBSIDIES.......................................    12,462,000        10,837,000
NET LONG-TERM ASSET FROM DISCONTINUED OPERATIONS............            --           393,000
OTHER ASSETS-Net............................................     1,322,000           491,000
                                                               -----------       -----------
    TOTAL ASSETS............................................   $68,602,000       $70,595,000
                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Accounts payable..........................................   $   483,000       $   218,000
  Commissions payable.......................................       655,000         1,516,000
  Deferred application fees.................................     3,203,000         3,686,000
  Accrued expenses..........................................     3,380,000         1,767,000
  Net current liability from discontinued operations........       163,000                --
                                                               -----------       -----------
    TOTAL CURRENT LIABILITIES...............................     7,884,000         7,187,000
DEFERRED APPLICATION FEES...................................     6,852,000         6,570,000
                                                               -----------       -----------
    TOTAL LIABILITIES.......................................    14,736,000        13,757,000

REDEEMABLE STOCK:
Common shares, par value $0.01 per share; issued and
  outstanding 3,128,473 (net of 58,807 shares in Treasury at
  June 30, 2000 and December 31, 1999) entitled to
  redemption under certain circumstances at $324,000 (net of
  $6,000 in Treasury) as of June 30, 2000 and December 31,
  1999......................................................       324,000           324,000
STOCKHOLDERS' EQUITY:
Common shares, par value $0.01 per share; authorized
  30,000,000 shares of Class A Common Stock and 5,000,000
  shares of Class B Common Stock; issued and outstanding
  14,117,361 Class A shares and 2,707,919 Class B shares at
  June 30, 2000; issued and outstanding 14,063,496 Class A
  shares and 2,707,919 Class B shares at December 31,
  1999......................................................       167,000           167,000
  Change in unrealized loss on equity securities............       (27,000)
  Capital in excess of par..................................    90,854,000        90,293,000
  Accumulated deficit.......................................   (37,452,000)      (33,946,000)
                                                               -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY................................    53,542,000        56,514,000
                                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $68,602,000       $70,595,000
                                                               ===========       ===========

                See notes to consolidated financial statements.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE           THREE
                                                MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
REVENUES:
  Royalty and other fee income.............   $ 4,762,000     $2,908,000      $ 8,269,000     $5,015,000
  Franchise application fees...............     1,519,000      1,362,000        2,437,000      1,978,000
                                              -----------     ----------      -----------     ----------
                                                6,281,000      4,270,000       10,706,000      6,993,000
EXPENSES:
  General and administrative...............     5,874,000      2,081,000        9,186,000      4,196,000
  Franchise sales commissions..............     1,457,000      1,204,000        2,261,000      1,863,000
  Depreciation and amortization............       751,000        349,000        1,170,000        673,000
  Interest income..........................      (195,000)      (788,000)        (401,000)    (1,534,000)
                                              -----------     ----------      -----------     ----------
INCOME (LOSS)FROM CONTINUING OPERATIONS
  BEFORE TAXES.............................    (1,606,000)     1,424,000       (1,510,000)     1,795,000
  Income taxes.............................        19,000         86,000           19,000         86,000
                                              -----------     ----------      -----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...    (1,625,000)     1,338,000       (1,529,000)     1,709,000
DISCONTINUED OPERATIONS(NOTE 10):
  Income (loss) from operations of
    discontinued management services (less
    income taxes of $1,000)................      (828,000)       175,000       (1,279,000)       309,000
  Loss on disposal (less income taxes of
    $0)....................................      (698,000)             0         (698,000)             0
                                              -----------     ----------      -----------     ----------
Net income after taxes.....................   $(3,151,000)    $1,513,000      $(3,506,000)    $2,018,000
                                              ===========     ==========      ===========     ==========
Weighted average number of common shares
  outstanding..............................    19,953,753     19,880,326       19,944,162     19,877,719
                                              ===========     ==========      ===========     ==========
Weighted average number of common shares
  outstanding, assuming dilution...........                   20,044,600                      20,041,993
Earnings (loss) per share from continuing
  operations--Basic........................   $     (0.08)    $     0.07      $     (0.08)    $     0.09
Earnings (loss) per share from discontinued
  operations--Basic........................   $     (0.08)    $     0.01      $     (0.10)    $     0.01
                                              -----------     ----------      -----------     ----------
Net Earnings (loss) per share--Basic.......   $     (0.16)    $     0.08      $     (0.18)    $     0.10
Earnings per share from continuing
  operations--Diluted......................                   $     0.07                      $     0.09
Earnings per share from discontinued
  operations--Diluted......................                   $     0.01                      $     0.01
                                                              ----------                      ----------
Net Earnings per share--Diluted............                   $     0.08                      $     0.10

                See Notes to Consolidated Financial Statements.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               SIX MONTHS      SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
OPERATING ACTIVITIES:
  Net income/(loss) after tax...............................   $(3,506,000)    $ 2,018,000
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................     1,170,000         673,000
    Deferred compensation amortization......................       293,000         236,000
  Changes in assets and liabilities:
    Increase in accounts receivable, prepaid expenses &
      deposits..............................................      (633,000)       (913,000)
    Decrease/(increase) in promissory notes receivable......       409,000      (3,043,000)
    Increase in deferred commissions........................       (98,000)     (1,157,000)
    Decrease/(increase) in other assets.....................      (748,000)        141,000
    Increase in accounts payable............................       265,000         110,000
    Increase in accrued expenses............................     1,613,000           2,000
    Decrease in commissions payable.........................      (861,000)       (382,000)
    (Decrease)/increase in deferred application fees........      (201,000)        575,000
    Gain on sale of land....................................            --        (155,000)
    (Decrease)/increase from discontinued operations........       597,000        (269,000)
                                                               -----------     -----------
    NET CASH USED IN OPERATING ACTIVITIES...................    (1,700,000)     (2,164,000)
                                                               -----------     -----------
INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (292,000)        (93,000)
  Issuance of development subsidies.........................    (1,947,000)     (8,894,000)
  Proceeds from sale of property............................            --         809,000
  Acquisition of franchise rights...........................            --          (2,000)
                                                               -----------     -----------
    NET CASH USED IN INVESTING ACTIVITIES...................    (2,239,000)     (8,180,000)
FINANCING ACTIVITIES:
  Exercise of stock options.................................        25,000         154,000
                                                               -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALANTS...................    (3,914,000)    (10,190,000)
CASH AND TEMPORARY INVESTMENTS
  Beginning of period.......................................     6,332,000      15,642,000
                                                               -----------     -----------
  End of period.............................................   $ 2,418,000     $ 5,452,000
                                                               ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Non-cash activities:
Issuance of 48,290 shares of common stock as a form of
  development subsidy.......................................   $  (220,000)
Receipt of stock in exchange for master license agreement...   $   220,000
Unrealized loss on securities held for sale.................   $   (27,000)

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the U.S. Franchise
Systems, Inc. ("USFS" or the "Company") Annual Report on Form 10-K as amended by Form 10 K/A filed April 28, 2000 for the year ended December 31, 1999, filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the full year.

2. RECLASSIFICATIONS

    Certain amounts in the June 30, 2000 Statement of Financial Position, Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to current year classifications.

3. ACCOUNTING CHANGES

    In 1999, the Securities and Exchange Commission's staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Instruments." SAB No. 101 provides guidance on revenue recognition. The Company is currently evaluating the impact of SAB 101 on current revenue recognition policies.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. Management is evaluating the impact this statement may have on the Company's financial statements.

4. EARNINGS PER SHARE

    Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. A diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. STOCK OPTION PLANS

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                                    ENDED          ENDED         ENDED        ENDED
                                                  30-JUNE-00     30-JUNE-99    30-JUNE-00   30-JUNE-99
                                                 ------------   ------------   ----------   ----------
NEW STOCK OPTION GRANTS
Expected life(years)...........................         4.3            4.3           4.0          3.6
Expected volatility............................        44.3%          36.6%           44%        34.8%
Risk free interest rate........................           6%             6%            6%         5.9%
Dividend yield.................................           0%             0%            0%           0%
Number of options granted......................      18,000         73,550       189,450      277,100
Weighted average exercise price................        4.55          19.25          4.78        11.77
FORFEITURES AND EXERCISES:
Number of options forfeited....................      11,250         24,175        32,225       38,675
Number of options exercised....................           0         15,625         5,575       15,625
Stock option expense...........................    $142,000        $87,000      $235,000     $175,000

6. SEGMENT REPORTING

    The Company owns three hotel brands primarily in the United States. Other/Corporate represents overhead and assets not specifically allocable to the brands. Revenues, expenses and capital expenditures directly attributable to each business segment are reflected as such and are shown below. Common expenses and common capital expenditures are classified in Other/Corporate. The Best franchising business segment Net income (loss) from operations for the three and six months ended June 30, 2000 include a contract termination payment of $2,405,000 for the release of certain obligations of the Company to a multi-unit franchisee unrelated to franchise agreements. The results of operations from the discontinued management services business have been excluded from the segment report.

THREE MONTHS ENDED JUNE 30, 2000

                                 MICROTEL     HAWTHORN       BEST       OTHER/ CORPORATE   CONSOLIDATED
                                ----------   ----------   -----------   ----------------   ------------
REVENUE
June 30, 2000.................  $1,682,000   $3,313,000   $ 1,286,000     $         0      $ 6,281,000
June 30, 1999.................   1,820,000    1,595,000       855,000               0        4,270,000
NET INCOME (LOSS) FROM
  OPERATIONS
June 30, 2000.................  $  879,000   $2,308,000   $(1,973,000)    $(2,839,000)     $(1,625,000)
June 30, 1999.................   1,229,000    1,186,000     1,045,000      (2,122,000)       1,338,000
CAPITAL EXPENDITURES
June 30, 2000.................  $        0   $        0   $   196,000     $    64,000      $   260,000
June 30, 1999.................      10,000            0             0          57,000           67,000

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6. SEGMENT REPORTING (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2000

                                 MICROTEL     HAWTHORN       BEST       OTHER/ CORPORATE   CONSOLIDATED
                                ----------   ----------   -----------   ----------------   ------------
REVENUE
June 30, 2000.................  $3,180,000   $5,353,000   $ 2,173,000     $         0      $10,706,000
June 30, 1999.................   2,918,000    2,644,000     1,431,000               0        6,993,000
NET INCOME (LOSS) FROM
  OPERATIONS
June 30, 2000.................  $2,161,000   $3,849,000   $(1,389,000)    $(6,150,000)     $(1,529,000)
June 30, 1999.................   1,999,000    2,052,000     1,860,000      (4,202,000)       1,709,000
CAPITAL EXPENDITURES
June 30, 2000.................  $    2,000   $    1,000   $   198,000     $    91,000      $   292,000
June 30, 1999.................      10,000            0             0          83,000           93,000

7. COMMITMENTS AND CONTINGENCIES

    The Company is currently in litigation with respect to certain financing programs with Nomura Asset Capital Corporation under which the Company retained an ongoing participation. Management has accrued and reserved approximately $800,000 with respect to the termination of the loan program as of both
June 30, 2000 and December 31, 1999.

    On April 11, 2000, the Company and certain subsidiaries settled a lawsuit brought by the owner of nine Best Inn properties for alleged mismanagement under management agreements that the Company assumed in connection with its 1998 acquisition of the Best Inns brand. USFS Management, Inc., a subsidiary of the Company, had also filed a counterclaim alleging fraudulent conduct by the owner and certain of his affiliates, which was also settled. In connection with the settlement, during the second quarter of 2000 the Company paid approximately $500,000 in settlement payments and related legal costs. Approximately $510,000 was accrued for such payments during the first quarter of 2000. The franchise agreements with the owner of the properties remain in effect.

    On May 18, 2000, a purported class action lawsuit, FORREST P. GUNTHER V. U.S. FRANCHISE SYSTEMS, INC., MICHAEL A. LEVEN, NEAL K. ARONSON AND RICHARD D. GOLDSTEIN, CASE NO. 00-CV-1244 (the "Class Action Lawsuit"), was brought in the United States District Court for the Northern District of Georgia, Atlanta Division. The named plaintiff in this lawsuit claims to represent all purchasers of the Class A Common Stock during the period from May 6, 1999 through October 29, 1999 and seeks unspecified damages on their behalf. The named plaintiff alleges, among other things, that the Company and the individual defendants violated federal securities laws by concealing adverse material information about the business, business practices, performance, operations and future prospects of the Company. The Company believes that the allegations are without merit and intends to defend this action vigorously.

    On June 29, 2000, the Company and certain subsidiaries settled a lawsuit relating to its management company operations, which was brought by two former employees alleging wrongful termination. The Company and certain of its subsidiaries had also filed a counterclaim in this action which was also settled. In connection with the settlement in the second quarter of 2000, the Company made aggregate settlement payments of $215,000 to its two former employees (including reimbursement of legal fees), without any admission of wrongdoing.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In addition, the Company is subject to litigation in the ordinary course of its business. In the opinion of management, the outcome of such litigation will not have a material impact of the earnings, financial position or cash flow of the Company.

8. RECAPITALIZATION AGREEMENT

    On June 2, 2000, the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement") with SDI, Inc. ("SDI" and together with its affiliated designees, the "Investors"), Meridian Associates, L.P. ("Meridian") and HSA Properties, Inc. ("HSA"). Under the Recapitalization Agreement USFS has agreed to issue and sell to the Investors (1) 65,000 shares of its Series A 8.5% Cumulative Redeemable Preferred Stock (the "A Preferred Stock") and (2) 10,000 shares of its Series B 6.0% Cumulative Redeemable Convertible/Exchangeable Preferred Stock (the "B Preferred Stock" and together with the A Preferred Stock collectively, the "Preferred Stock") for an aggregate purchase price of $75,000,000 (the "Investment"). The Investors, Meridian and HSA, all of which are parties to the Recapitalization Agreement, are controlled by Pritzker family business interests.

    Under the terms of the Recapitalization Agreement, USFS will use up to $65,000,000 of the gross proceeds from the issuance and sale of the Preferred Stock to complete an offer to purchase up to an aggregate of 8,666,666, but not less than 3,000,000, shares of its Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and Class B Common Stock, $0.01 par value per share (the "Class B Common Stock" and collectively with the Class A Common Stock, the "Common Stock"), at a purchase price of $7.50 per share (the "Offer"). Of the remaining $10,000,000 of gross proceeds, the Company estimates that approximately $6,308,000 will be used to pay various expenses relating to the Offer, the Investment and related matters.

    The completion of the Investment is subject to a number of conditions, including without limitation, (1) approval by the Company's stockholders of the Company's issuance and sale of the Preferred Stock and the Company's issuance of Class A Common Stock upon the potential conversion/exchange of the B Preferred Stock and certain amendments to the Company's Certificate of Incorporation and
(2) the consummation of the Offer. If the stockholders do not approve these matters, or if the other conditions are not satisfied, the Company will be unable to consummate the Offer or the Investment. The Company would be obligated to reimburse the Investors under certain circumstances for their reasonable legal and other fees, not to exceed $1,000,000. Also, if the Company were to enter into an agreement for a Superior Proposal (as defined in the Recapitalization Agreement), it would be obligated to pay the Investors $3,000,000.

    Immediately following completion of the transactions contemplated by the Recapitalization Agreement, and assuming 8,666,666 shares of Common Stock are purchased in the Offer, the Investors, Meridian and HSA would own approximately 42.9% of the voting power of the Company's capital stock. In connection with the Recapitalization Agreement, Michael Leven, the Company's Chairman and Chief Executive Officer, and his family, and Steven Romaniello, the Company's President and Chief Operating Officer, have entered into a Stockholders Agreement with the Investors, Meridian and HSA. Under the Stockholders Agreement, the Investors will be entitled to designate a majority of the Company's Board of Directors.

                 U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. MARKETABLE EQUITY INVESTMENTS

    The Company classifies its marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable equity securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders equity.

    Available-for-sale investments as of June 30, 2000 had an original cost of $220,000, with unrealized holding loss of $27,000 determined on the specific identification method. There were no available-for-sale investments as of December 31, 1999.

10. DISCONTINUED OPERATIONS

    In the second quarter of 2000, the Company determined to cease providing management services to hotel properties except with respect to one hotel. The Company's twenty other remaining management contracts were terminated in June with management of the majority of the properties ceasing as of June 2, 2000. The management services operations have been classified as discontinued operations for the three and six months ended June 30, 2000 and prior periods have been restated in the Consolidated Statement of Operations.

    Loss on disposal of discontinued operations reflects management's best estimates of the amounts expected to be incurred in connection with discontinuing the management services business. The actual amounts that the Company will incur could materially differ from the estimated amounts reflected in the loss on disposal of the discontinued operations.

    Revenues, income/(loss) from discontinued operations, and loss on disposal are as follows:

                                                 THREE           THREE
                                                MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
                                                                    (IN THOUSANDS)
Management services revenues...............    $ 137,000       $ 480,000      $   504,000      $933,000
Operating income...........................     (827,000)        176,000       (1,278,000)      310,000
Income tax expense.........................        1,000           1,000            1,000         1,000
                                               ---------       ---------      -----------      --------
Income (loss) from discontinued
  operations...............................    $(828,000)      $175,0000      $(1,279,000)     $309,000
                                               =========       =========      ===========      ========
Loss on disposal...........................    $(698,000)      $       0      $  (698,000)     $      0
                                               =========       =========      ===========      ========

11. OTHER SIGNIFICANT EVENTS

    On June 2, 2000, the Company entered into certain agreements terminating the management agreement and certain of the Company's related obligations (but not the franchise agreements) relating to the 17 Best Inn properties owned by a subsidiary of Alpine Hospitality Ventures LLC. In connection with these termination agreements, the Company agreed to make a $2.5 million payment, one half of which was paid in cash and the other half of which is to be paid through the issuance of a 5% promissory note that matures on the earlier of October 2, 2000 or the closing of the recapitalization transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; aggressive competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; risks relating to the Company's loans to and other investments in franchisees; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk and construction; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the outcome of a purported class action lawsuit pending against the Company; and the costs and other effects of legal and administrative proceedings and other factors referenced below under the sub-heading "Risk Factors" in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, there can be no assurance that the transactions under the Recapitalization Agreement described below will be completed on the terms contemplated or at all, or if completed, that the Company will experience the benefits that it expects from its relationship with the Pritzker family business interests. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

    The Company was formed to acquire, market and service well-positioned brands with potential for rapid unit growth through franchising. The Company's brands, which are in the lodging industry, are Microtel Inn & Suites, Hawthorn and Best Inn & Suites. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry. Microtel primarily competes in the budget and economy segments, Hawthorn primarily in the upscale and mid-market segments, and Best primarily in the mid-market and economy segments of the lodging industry. Until June 2000, the Company operated a management services business that managed certain properties on behalf of franchisees (although the Company continues to manage one hotel property).

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

    The Company expects that its future revenues will consist primarily of
(i) franchise royalty fees, (ii) franchise application fees, and (iii) payments made by vendors who supply the Company's franchisees with various products and services. The Company recognizes franchise application fees as revenue only upon the opening of the underlying hotels.

    The Company's predecessor was incorporated in Delaware in August 1995. The Company was incorporated in Delaware on November 26, 1997 and merged with its predecessor on March 12, 1998 with the Company as the surviving corporation. The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045.

RECAPITALIZATION TRANSACTIONS

    On June 2, 2000, the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement") with SDI, Inc. ("SDI" and together with its affiliated designees, the "Investors"); Meridian Associates, L.P. ("Meridian") and HSA Properties, Inc. ("HSA"). Under the Recapitalization Agreement USFS has agreed to issue and sell to the Investors (1) 65,000 shares of its Series A 8.5% Cumulative Redeemable Preferred Stock (the "A Preferred Stock") and (2) 10,000 shares of its Series B 6.0% Cumulative Redeemable Convertible/Exchangeable Preferred Stock (the "B Preferred Stock" and together with the A Preferred Stock collectively, the "Preferred Stock") for an aggregate purchase price of $75,000,000 (the "Investment"). The Investors, Meridian and HSA, all of which are parties to the Recapitalization Agreement, are controlled by Pritzker family business interests. Pritzker family business interests include, among other ventures, Hyatt Corporation and Hyatt International Corporation, and have significant experience in the hospitality industry. However, there can be no assurance that the personnel assets or assets of these or other Pritzker family business interests will be available to the Company.

    Under the terms of the Recapitalization Agreement, USFS will use up to $65,000,000 of the gross proceeds from the issuance and sale of the Preferred Stock to complete an offer to purchase up to an aggregate of 8,666,666, but not less than 3,000,000, shares of its Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and Class B Common Stock, $0.01 par value per share (the "Class B Common Stock" and collectively with the Class A Common Stock, the "Common Stock"), at a purchase price of $7.50 per share (the "Offer"). Of the remaining $10,000,000 of gross proceeds, the Company estimates that approximately $6,308,000 will be used to pay various expenses relating to the Offer, the Investment and related matters.

    Immediately following completion of the transactions contemplated by the Recapitalization Agreement, and assuming 8,666,666 shares of Common Stock are purchased in the Offer, the Investors, Meridian and HSA would own approximately 42.9% of the voting power of the Company's capital stock. In connection with the Recapitalization Agreement, Michael Leven, the Company's Chairman and Chief Executive Officer, and his family, and Steven Romaniello, the Company's President and Chief Operating Officer, have entered into a Stockholders Agreement with the Investors, Meridian and HSA. Under the Stockholders Agreement, the Investors will be entitled to designate a majority of the Company's Board of Directors. This ability to control the Board of Directors and the Investors' voting power will give the Investors the ability to control the business, corporate actions and management of the Company. This could
(1) result in the Investors taking actions with respect to the Company with which other stockholders disagree, and/or (2) delay, defer or prevent tender offers or takeover attempts that other stockholders of the Company consider to be in their best interest and adversely affect the price that investors might be willing to pay in the future for shares of Class A Common Stock.

    The Company expects to complete the recapitalization transactions in the third or fourth quarter of 2000. The completion of the Investment, however, is subject to a number of conditions, including without limitation, (1) approval by the Company's stockholders of the Company's issuance and sale of the Preferred Stock and the Company's issuance of Class A Common Stock upon the potential conversion/ exchange of the B Preferred Stock and certain amendments to the Company's Certificate of Incorporation and (2) the consummation of the Offer. If the stockholders do not approve these matters, or if the other conditions are not satisfied, the Company will be unable to consummate the Offer or the Investment. In that event, the Company will attempt to seek other alternatives to maximize stockholder value. However, such alternatives have not been identified and may not be available. The Company would also be obligated, under certain circumstances, to reimburse the Investors for their reasonable legal and other fees, not to exceed $1,000,000. Also, if the Company were to enter into an agreement for a Superior Proposal (as defined in the Recapitalization Agreement), it would be obligated to pay the Investors $3,000,000.

OTHER RECENT DEVELOPMENTS

    In the second quarter of 2000, the Company determined to cease providing management services to hotel properties except with respect to one hotel. On June 2, 2000, the Company entered into certain agreements terminating the management agreement and certain of the Company's related obligations (but not the franchise agreements) relating to the 17 Best Inn properties owned by a subsidiary of Alpine Hospitality Ventures LLC. In connection with these termination agreements, the Company agreed to make a $2.5 million payment, one half of which was paid in cash and the other half of which is to be paid through the issuance of a 5% promissory note that matures on the earlier of October 2, 2000 or the closing of the recapitalization transactions. In addition, during the second quarter the Company terminated three of its other management contracts (leaving the Company with one remaining management contract).

RESULTS OF OPERATIONS

    The Company believes that it continues to feel the effects of the more difficult and competitive environment in the hotel franchising business, as well as of the effects of the disruption to the Company's business caused by the Company's assessment of strategic alternatives and its decision to complete the recapitalization transactions. For the three and six months ended June 30, 2000 as compared to the same periods in 1999, accepted applications, executed contracts and hotel openings have declined. In addition, the number of terminations of open hotels and the number of executed but not open hotels have increased and the Company's overall blended royalty rate ramp up has not occurred as quickly as expected. To the extent that the difficult environment being encountered by the Company continues through 2000, the Company's revenues and profitability could be adversely affected and all or a portion of the Company's remaining loan portfolio to the franchisees and the marketing funds could become impaired.

    Comparisons have been made between the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999 for the purposes of the following discussion.

    FRANCHISE SALES DATA --During the first half of 2000, the Company implemented a comprehensive franchisee compliance program and restructured its sales force. The initiatives were undertaken to enable the company to more effectively evaluate and, if necessary, terminate the license agreements of non-complying hotels, thereby "opening up" the related territory to new prospective franchisees. The program evaluates hotels in development and open hotels to ensure such hotels conform to the license agreements in terms of opening milestones, quality standards, and financial obligations. Additionally, the Company has begun to more stringently monitor the progress of franchisees converting accepted applications into executed license agreements and has more aggressively terminated accepted applications that have not progressed as required. In part as a result of the adoption of these stricter measures, the number of hotels in development (including the number of accepted applications) at June 30, 2000 may not be directly comparable to prior year numbers.

    The Company has realized Microtel franchise sales as follows:

FRANCHISE SALES DATA

                                                                  AS OF JUNE 30,
                                                              -----------------------
MICROTEL FRANCHISE DATA                                         2000           1999
-----------------------                                       --------       --------
  Properties open(1)........................................    196            159
  Executed agreements and under construction................     58             53
  Executed franchise agreements but not under
    construction............................................    237            262
  Accepted applications.....................................     26             86
                                                                ---            ---
Total in development and accepted applications(2)...........    321            401
                                                                ---            ---
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS..........    517            560
                                                                ===            ===

------------------------

(1) The Company does not receive royalties from 27 hotels open as of June 30, 2000. During the three months ended June 30, 2000, three previously opened hotels ceased operating as a Microtel.

(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. Since the Microtel brand was acquired by the Company, approximately 37% of accepted applications did not become executed agreements and approximately 41% of executed agreements terminated before resulting in open hotels. See "Risk Factors-Dependence on, and Obstacles to, Hotel Openings."

    During the second quarter 2000, for Microtel hotels open one year or more, average daily rate, occupancy and revenue per available room ("Rev Par") were $47.68, 63% and $30.03 compared to $45.61, 62.6%, and $28.56 in the second quarter 1999.

    The Company has realized Hawthorn Suites franchise sales as follows:

                                                                  AS OF JUNE 30,
                                                              -----------------------
HAWTHORN SUITES FRANCHISE DATA                                  2000           1999
------------------------------                                --------       --------
  Properties open(1)........................................    126             63
  Executed agreements and under construction................     32             39
  Executed franchise agreements but not under
    construction............................................    125            126
  Accepted applications.....................................     46             65
                                                                ---            ---
Total in development and accepted applications(2)...........    203            230
                                                                ---            ---
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS..........    329            293
                                                                ===            ===

------------------------

(1) The Company does not receive royalties from 1 hotel open as of June 30, 2000. During the three months ended June 30, 2000, two previously opened hotels ceased operating as a Hawthorn. Additionally, the franchisee of multiple Hawthorn Suites properties has advised the Company that six of its Hawthorn Suites properties are currently being held for sale. If these properties are sold, it is possible that they may cease operating as Hawthorn Suites properties.

(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. Since the Hawthorn brand was acquired by the Company, approximately 35% of accepted applications did not become executed agreements and approximately 21% of executed agreements terminated before resulting in open hotels. See "Risk Factors-Dependence on, and Obstacles to, Hotel Openings."

    During the second quarter 2000, for properties in the Hawthorn system one year or more, average daily rate, occupancy and Rev Par were $86.62, 73% and $63.24 compared to $85.07, 66%, and $56.11 in second quarter 1999.

    The Company has realized Best Inns franchise sales as follows:

                                                                  AS OF JUNE 30,
                                                              -----------------------
BEST INNS FRANCHISE DATA                                        2000           1999
------------------------                                      --------       --------
  Properties open(1)........................................    142             80
  Executed agreements and under construction................     26             24
  Executed franchise agreements but not under
    construction............................................     28             36
  Accepted applications.....................................     53            108
                                                                ---            ---
Total in development and accepted applications(2)...........    107            168
                                                                ---            ---
OPEN PLUS IN DEVELOPMENT AND ACCEPTED APPLICATIONS..........    249            248
                                                                ===            ===

------------------------

(1) During the three months ended June 30, 2000, three previously opened hotels ceased operating as a Best Inns. The franchisee of multiple Best Inns properties has advised the Company that two of its Best Inns properties are currently being held for sale. If these properties are sold, it is possible that they may cease operating as Best Inns properties.

(2) There can be no assurance that properties in development or for which applications have been accepted will result in open hotels. Since the Best brand was acquired by the Company, approximately 66% of accepted applications did not become executed agreements and approximately 5% of executed agreements terminated before resulting in open hotels. See "Risk Factors- Dependence on, and Obstacles to, Hotel Openings."

    During the second quarter 2000, for properties in the Best Inns system one year or more, average daily rate, occupancy and Rev Par were $51.78, 65.1% and $33.71 compared to $50.24 65.8%, and $33.04 in second quarter 1999.

    REVENUE--The Company has derived revenues from the following sources:

                                                 THREE           THREE
                                                MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
REVENUES:
  Royalty and other fee income.............   $4,762,000      $2,908,000      $ 8,269,000     $5,015,000
  Franchise application fees...............    1,519,000       1,362,000        2,437,000      1,978,000
                                              ----------      ----------      -----------     ----------
TOTAL......................................   $6,281,000      $4,270,000      $10,706,000     $6,993,000

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    Royalty and other fee income increased approximately $1,854,000 for the three months ended June 30, 2000 as compared to the prior year's comparable period. The increase is primarily attributable to (i) the increase in royalty paying hotels from 273 to 436 ($1,837,000) and (ii) signing of an international master license agreement ($220,000). The revenue increase was offset by a $125,000 scheduled reduction (from $250,000 to $125,000) in the management fees received from a development fund that is managed by the Company and was formed to provide financing for franchisees (the "Constellation Development Fund").

    Franchise application fees increased approximately $157,000 for the three months ended June 30, 2000 as compared to the prior year's comparable period primarily due to an increase in the number of license agreements terminated during the second quarter ($312,000), offset by a decline in application fees on open hotels ($155,000).

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    Royalty and other fee income increased approximately $3,254,000 for the six months ended June 30, 2000 as compared to the prior year's comparable period. The increase is primarily attributable to (i) the increase in royalty paying hotels from 273 to 476 ($3,211,000) and (ii) signings of international master license agreements ($320,000). The revenue increase was offset by a $250,000 scheduled reduction (from $500,000 to $250,000) in the management fees received from Constellation Development Fund.

    Franchise application fees increased approximately $459,000 for the six months ended June 30, 2000 as compared to the prior year's comparable period primarily due to an increase in the average application fee on openings for the year (resulting in incremental revenues of $164,000) and an increase in the number of license agreements terminated ($295,000).

    EXPENSES--The Company's expenses were as summarized below:

                                                 THREE           THREE
                                                MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
General and administrative.................   $5,874,000      $2,081,000      $ 9,186,000     $4,196,000
Franchise sales commissions................    1,457,000       1,204,000        2,261,000      1,863,000
Depreciation and amortization..............      751,000         349,000        1,170,000        673,000
Interest income............................     (195,000)       (788,000)        (401,000)    (1,534,000)
                                              ----------      ----------      -----------     ----------
TOTAL......................................   $7,887,000      $2,846,000      $12,216,000     $5,198,000

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    General and administrative expenses increased by approximately $3,793,000 including charges totaling $2,320,000 for the three months ended June 30, 2000 as compared to the prior year's comparable period. The $2,320,000 charge reflected in the three months ended June 30, 2000 primarily pertains to (i) a portion of the termination payments made to an affiliate of Alpine Hospitality Ventures LLC ($2,405,000), (ii) reversal of a $250,000 charge reflected in the three months ended March 31, 2000 for amounts previously expensed relating to costs incurred in connection with the Recapitalization Agreement that have now been deferred, and (iii) write-offs for loans made to franchisees of $158,000.

    Excluding such charges, general and administrative expenses increased $1,473,000 primarily related to (i) an increase in personnel and associated costs due to more open hotels ($427,000); (ii) increased professional fees ($272,000); (iii) increased bad debt expense ($171,000); (iv) gain on sale of land reflected in 1999 but not in 2000 ($155,000); (v) increased deferred expense in 2000 due to more terminated and fewer executed franchise agreements ($152,000); and (vi) increases in other operating expenses associated with more open hotels ($296,000).

    Of the $171,000 increase in bad debt reserve, $128,000 relates to reserves taken against accrued royalty fees owed by the franchisee of 12 open Best Inn properties and 22 open Hawthorn Suites properties that collectively had accrued royalty fees owing to the Company of approximately $664,000 as of June 30, 2000, a substantial portion of which (approximately 40%) had been owing more than 120 days. In addition, as of June 30, 2000, that franchisee owed approximately $300,000 in marketing and reservation fees, a substantial portion of which (approximately 45%) had been owing more than 120 days. Furthermore, as of June 30, 2000, that franchisee owed the Company approximately $100,000 in initial application fees for five franchises open or under construction. Such marketing and reservation fees and initial application fees have not been included in the operating results of the company as of June 30, 2000.

    Franchise sales commissions increased $253,000 for the three months ended June 30, 2000 as compared to the comparable prior year's period primarily due to
(i) an increase in the number of license agreements terminated during the quarter ($192,000), (ii) higher average commission expense on properties that opened during the quarter ($25,000), and (iii) higher commissions on international licensing arrangements ($36,000).

    Depreciation and amortization expense increased $402,000 primarily due to additional amortization related to development subsidies. This increase includes $315,000 related to certain development subsidies that were written off in the three months ended June 30, 2000.

    Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, decreased $593,000 primarily because the Company recorded no interest income during the second quarter of 2000 related to a $15 million loan made to Alpine Hospitality Ventures LLC and a reduced amount of cash available for investments in marketable securities. The Company does not expect to recognize pay-in-kind interest on this loan in 2000 or for the foreseeable future.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    General and administrative expenses increased by approximately $4,990,000 including charges totaling $2,570,000 related to contract termination and bad debt expenses for the six months ended June 30, 2000 as compared to the prior year's comparable period. The $2,570,000 charge reflected in the six months ended June 30, 2000 primarily pertains to (i) contract termination costs of $2,405,000, and (ii) write-offs for loans made to franchisees of $158,000.

    Excluding such charges, general and administrative expenses increased $2,420,000 primarily related to (i) an increase in personnel and associated costs due to more open hotels ($709,000); (ii) increased professional fees ($541,000); (iii) increased bad debt expense ($187,000); (iv) gain on sale of land reflected in 1999 but not in 2000 ($155,000); (v) less deferred expense in 2000 due to more terminated and fewer executed franchise agreements ($244,000);
(vi) less deferred commission expense resulting from less covered draws ($122,000) and (vii) increases in other operating expenses associated with more open hotels ($462,000).

    Of the $187,000 increase in bad debt reserve, $128,000 relates to reserves taken against accrued royalty fees owed by the multi-unit franchisee referred to above.

    Franchise sales commissions increased $398,000 for the six months ended
June 30, 2000 as compared to the comparable prior year's period primarily due to
(1) an increase in the number of license agreements terminated ($93,000), and
(ii) higher average commission expense on properties that opened ($208,000), and
(iii) higher commission expense related to international licensing arrangements ($97,000).

    Depreciation and amortization expense increased $497,000 primarily due to additional amortization related to development subsidies. The increase includes $315,000 related to certain development subsidies that were written off in the six months ended June 30, 2000.

    Interest income, resulting primarily from promissory notes receivable and investments in cash and marketable securities, decreased $1,133,000 because the Company recorded no interest income during the first six months of 2000 related to a $15 million loan made to Alpine Hospitality Ventures LLC and had a reduced amount of cash available for investments in marketable securities. The Company does not expect to recognize pay-in-kind interest on this loan in 2000 or for the foreseeable future.

DISCONTINUED OPERATIONS--

    The Company has recognized income/(loss) from discontinued operations of its management services business:

                                                 THREE           THREE
                                                MONTHS          MONTHS        SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                             -------------   -------------   -------------   -------------
Income/(loss) from operations of
  discontinued management services
  business.................................   $  (828,000)     $175,000       $(1,279,000)     $309,000
Loss on disposal of management services
  business.................................      (698,000)            0          (698,000)            0
                                              -----------      --------       -----------      --------
TOTAL......................................   $(1,526,000)     $175,000       $(1,977,000)     $309,000

    Effective June 2000, the Company discontinued providing management services except with respect to one hotel property. The Company's twenty remaining management contracts were terminated in June with management of the properties ceasing on or before June 30, 2000. The management services operations have been classified as discontinued operations for the three and six months ended
June 30, 2000 and prior periods have been restated in the Consolidated Statement of Operations.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    The loss from discontinued operations for the three months ended June 30, 2000 was $828,000 compared to income of $175,000 for the same period in 1999, a decrease in income of $1,003,000. The $1,003,000 decrease in income includes reserves for unpaid management fees under certain management contracts of $520,000, a reduction in management fee revenues of approximately $343,000 as a result of fewer properties under the Company's management in the 2000 period, offset by a reduction in operating expenses due to fewer managed properties.

    The estimated loss on disposal of $698,000 includes (i) severance payments of approximately $260,000 to former employees who provided management services,
(ii) write-off or reductions of certain franchisee loans to managed properties of approximately $319,000, (iii) payment related to the termination of the management agreement with Alpine Hospitality Ventures LLC and certain of its affiliates of $100,000 and (iv) other expenses associated with disposal of the management services business.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    The loss from discontinued operations for the six months ended June 30, 2000 was $1,279,000 compared to income of $309,000 for the same period in 1999, a decrease in income of $1,588,000. The $1,588,000 decrease in income includes reserves for unpaid management fees under certain management contracts of $520,000, a reduction in revenues of approximately $429,000, settlement and associated legal fees with certain managed properties of $518,000 as a result of fewer properties under the Company's management in the 2000 period, and settlement and associated legal fees with certain prior employees of the management company of $213,000, offset by a reduction in operating expenses due to fewer managed properties.

    The estimated loss on disposal of $698,000 includes (i) severance payments of approximately $260,000 to former employees who provided management services,
(ii) write-offs or reductions of certain franchisee loans to managed properties of approximately $319,000, (iii) payment related to the termination of the management agreement for Alpine Hospitality Ventures LLC and certain of its affiliates of $100,000 and (iv) other expenses associated with disposal of the management services business.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had approximately $2.4 million in cash or cash equivalents as of June 30, 2000. The Company recently has incurred and expects to further incur significant costs and expenses in connection with (i) the Company's consideration of strategic alternatives, including legal and investment banking fees (a substantial portion of which are payable regardless of whether the recapitalization transactions are completed), (ii) the completion of the proposed recapitalization transactions, (iii) defense of a pending class action lawsuit, and (iv) the discontinuation of the Company's management services business including the termination of the Company's management contracts and related obligations in respect of the 17 Best Inns properties owned by a subsidiary of Alpine Hospitality Ventures LLC. Management of the Company believes that if the Company is unsuccessful in completing the recapitalization transactions under the Recapitalization Agreement in a timely manner, the Company may be required to seek other sources of capital to fund its operations; however, there can be no assurance that the Company would be successful in finding such sources of additional funding on acceptable terms if the recapitalization transactions are not completed in a timely manner. The Company currently has no lines of credit in place to meet its cash requirements.

    For the six months ended June 30, 2000, the Company had a net loss of $3,506,000. Net cash used in operating activities was $1,700,000 and the primary operating adjustments to net income was (i) an increase in accrued expenses ($1,613,000), (ii) depreciation and amortization ($1,170,000), (iii) decrease of commissions payable ($861,000), (iv) increase in accounts receivable and prepaid expenses ($633,000) and (v) an increase from discontinued operations ($597,000).

    For the six months ended June 30, 2000, net cash used in investing activities was $2,239,000 with the primary investments being development subsidies issued to franchisees ($1,947,000), and acquisition of property and equipment ($292,000).

    For the six months ended June 30, 2000, net cash provided by financing activities was $25,000 resulting from the exercise of stock options by certain current and former employees.

    As of June 30, 2000, the Company had loans outstanding of approximately
$4.3 million in the aggregate to Constellation Equity Corp. ("Constellation"). Due to uncertainties surrounding ultimate recoverability of these loans, the Company is accounting for them on the cost recovery basis, where interest income is recorded only after recovery of principal.

    As of June 30, 2000, the Company had made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC. In the fourth quarter of 2000, the Company took a $15.5 million reserve against this loan and accrued interest thereon.

YEAR 2000 COMPUTER MATTER

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has experienced no material disruptions or adverse effects due to Year 2000 issues, but there can be no guarantee that the systems of other companies on which the Company's operations and systems rely will not experience disruptions that could have an adverse effect on the Company's systems or results of operations.

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

MANAGEMENT OF GROWTH

    The Company has experienced rapid growth in the number of its employees and the scope of its operations since its inception. This growth has resulted in, and is expected to continue to create, new and increased responsibilities for management personnel, as well as added demands on the Company's operating and financial systems. The Company's success will depend on its ability to manage this growth while implementing its strategy. The efforts of key management personnel and the Company's ability to attract or develop new management personnel and to integrate these new employees into its overall operations will be crucial to continued growth. The recent aggressive competition in the hotel franchise business has made it more difficult and more costly to attract qualified personnel. If the Company is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.

DEPENDENCE ON, AND OBSTACLES TO, HOTEL OPENINGS

    The Company expects that in the future its principal source of revenue will be franchise fees received from its franchisees. Accordingly, future revenues will be highly dependent on the timing and the number of open hotels and their gross room revenues. There are numerous factors beyond the control of the Company which affect the probability and timing of a hotel opening and the ability or desire for a hotel to stay in the Company's franchise system. These factors include, but are not limited to, the ability of a potential hotel owner to (i) secure adequate financing or satisfy financing payments during the construction period; (ii) locate an appropriate site of a hotel; (iii) obtain all necessary state and local construction, occupancy or other permits and approvals; (iv) obtain necessary construction materials; and (v) reach a satisfactory level of profitability at the hotel. Under industry and general economic conditions that prevailed in 1999, the first half of 2000 and that are expected to continue in 2000, hotel developers have had and may continue to have difficulty accessing needed capital and attaining satisfactory levels of profitability. As a result, the number and timing of franchised hotel openings, and accordingly the Company's franchise fees, could be adversely affected if current conditions do not improve. Additionally, there can be no assurance that accepted franchise applications will result in executed franchise agreements or that executed franchise agreements will result in open properties. Deteriorating conditions in the lodging industry can be expected to adversely affect the likelihood that properties in development will open on a timely basis or at all.

LIMITED OPERATING HISTORY; NET LOSSES; OUR RESULTS FLUCTUATE AND THESE
  FLUCTUATIONS CAN BE UNPREDICTABLE

    The Company began operating in October 1995 and therefore has a limited operating history upon which investors can evaluate its performance. While the Company was profitable during the first three quarters of 1999, the Company incurred significant charges in the fourth quarter of 1999 that resulted in a net loss for the year and recorded a net loss for the first and second quarters of 2000. There can be no assurance that the Company will be profitable in the future. Additionally, events outside our control, including those set forth in other risk factors, may cause the Company to experience fluctuations in revenues and operating results. As a result, the Company's future results may be below market expectations, including the expectations of financial analysts and investors. A failure to meet such expectations may adversely affect the trading price of the Company's Class A Common Stock.

MANAGEMENT, BY VIRTUE OF OWNERSHIP OF SUPERVOTING CLASS B COMMON STOCK, CONTROLS
  THE COMPANY

    Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Each share of Class B Common Stock is convertible at any time into one share of the Class A Common Stock and, with limited exceptions, will convert automatically upon any transfer thereof. Michael A. Leven, Chairman and Chief Executive Officer, and Neal K. Aronson, Executive Vice President and Chief Financial Officer, have the right to vote all of the outstanding shares of Class B Common Stock, which, together with shares of Class A Common Stock which they beneficially own (including stock held by other members of management), represent approximately 65% of the combined voting power of the Company's outstanding Common Stock. By reason of their right to vote the Class B Common Stock, Messrs. Leven and Aronson will be able to (i) elect all of the Company's directors (except as otherwise contractually provided), (ii) amend the Charter with respect to most matters, (iii) effect a merger, sale or other major corporate transaction, (iv) defeat any unsolicited takeover attempt and
(v) generally direct the affairs of the Company (including in a manner that may benefit themselves disproportionately relative to other shareholders).

SUCCESSFUL COMPLETION AND INTEGRATION OF ACQUISITIONS

    One element of the Company's business strategy is to continuously evaluate acquisitions and business combinations. These acquisitions may be of brands in the lodging industry or in other industries, or of businesses that the Company does not expect to franchise, which would require the Company to develop expertise in areas that it does not currently operate. There can be no assurance that the Company will identify and complete suitable acquisitions or if completed, that such acquisitions will be successfully integrated. The Company did not engage in any such transaction in 1999 or in the first half of 2000, and unless the recapitalization transactions are completed, does not expect to complete any acquisitions in 2000. Acquisitions involve numerous risks, including difficulties assimilating new operations and brands. There can be no assurance that any acquisitions would result in long-term benefits to the Company or that management would be able to manage effectively the resulting business.

DEPENDENCE ON SENIOR MANAGEMENT

    The success of the Company is largely dependent on the efforts and abilities of its senior management and certain other key personnel, particularly
Messrs. Michael Leven, Chairman, and Steve Romaniello, President. The Company's success will depend in large part on its ability to retain these individuals and other current members of its senior management team and to attract and retain qualified personnel in the future. The loss of members of senior management or of certain other key employees or the Company's inability to retain and attract other qualified employees could have an adverse impact on the Company's business and results of operations. Certain franchise agreements have stipulations which allow franchisees to exit without penalty if certain members of management are no longer affiliated with the Company. The Company does not maintain key person life insurance on behalf of the lives of any of its officers or employees. Additionally, Neal K. Aronson, the Company's Executive Vice President and Chief Financial Officer and co-founder, expects to leave the Company shortly after the completion of the recapitalization transactions and the Company will be required to find a replacement for Mr. Aronson.

COMPETITION FOR NEW FRANCHISE PROPERTIES AND HOTEL GUESTS

    Competition among national brand franchisers and smaller chains in the lodging industry to grow their franchise systems is fierce and intensified during 1999 and during the first half of 2000. The Company believes there has been a marked increase in franchise sales personnel throughout the lodging industry and more aggressive financial incentives are being offered to hotel owners and developers. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company and its brands. There can be no assurance that the Company can franchise a sufficient number of properties to generate operating efficiencies that will enable it to compete with these larger chains.

GENERAL RISKS OF THE LODGING INDUSTRY

    The Company is exposed to general risks of the lodging industry in a number of ways. First, as a franchisor and manager, the Company's franchise royalty fee revenues vary directly with its franchisees' gross room revenues. As a result, the Company's franchise business is, and will be, affected by risks experienced by hotel operators generally. Second, to the extent the Company directly or indirectly makes equity or debt investments in hotel properties, those investments will be subject to the risks experienced by the underlying properties. Third, the Company may directly acquire ownership interests in its branded hotel properties in order to promote the brand or for other reasons. To the extent that the Company owns or leases hotel properties, it will be subjected to the risks of a hotel operator.

    The segments in which hotels franchised under the Company's brands currently operate or plan to operate, may be adversely affected by changes in national or local economic conditions and other local market conditions, such as an oversupply of or a reduction in demand for lodging or a scarcity of potential sites in a geographic area, changes in travel patterns, extreme weather conditions, changes in governmental regulations that influence or determine wages, prices, construction costs or methods of operation, changes in interest rates, the availability of financing, and changes in real estate tax rates and other operating expenses. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. In fact, the Company believes that hotel operators were negatively affected during 1999 and during the first half of 2000 by increased room supply, weaker room demand and higher interest rates, among other things. These risks may have been exacerbated by the relatively illiquid nature of real estate holdings.

    Downturns or prolonged adverse conditions in real estate or capital markets or in national or local economies could have a material adverse impact on the Company's ability to locate new franchisees, the timing of new hotel openings, the number of rooms at newly-opened hotels, and the amount of royalty fee income earned by the Company, and could result in the cancellation of the Company's franchise agreements and increase risks of impairment on loans or other investments made by the Company directly or indirectly to or in franchisees and developers and potential deferral or loss of the interest income associated with such potential write-offs. In addition to the aforementioned risks, the Company's current and potential future investments in or ownership of hotel properties creates a risk of decreased earnings due to losses related to start-up expenses or ongoing losses due to shortfalls in expected performance of a hotel. In addition, any guaranty required to secure construction or permanent financing could adversely affect the Company's financial condition.

    The Company expects to experience seasonal revenue patterns similar to those experienced by participants in the lodging industry generally. Accordingly, the summer months, because of increases in leisure travel, are expected to produce higher revenues for the Company than other periods during the year.

DEVELOPMENT AND OWNERSHIP RISK

    The Company's success depends upon the development or conversion and opening of hotels. As a result, it is subject to risks experienced by hotel developers. These risks, which are applicable to Microtels as new construction properties, and to Hawthorn and Best Inns as both new construction and conversion properties, include delays in the commencement or completion of construction, failure to obtain all necessary zoning and construction permits, discovery of environmental hazards, unavailability of financing on favorable terms, if at all, the failure of developed properties to achieve desired revenue or profitability levels once opened, competition for suitable development sites from competing franchise chains, the risk of incurring substantial costs in the event a development project must be abandoned prior to completion, changes in governmental rules, regulations and interpretations and general economic and business conditions. The Company's revenues may also be adversely affected by increases in interest rates, which could increase the costs of financing new hotel construction or the conversion of existing hotels. Any one of these risks could discourage or prohibit potential franchisees from beginning or completing hotel projects or harm the profitability of an open hotel, which could result in the termination of franchise agreements.

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

RISKS RELATING TO THE FINANCING OF FRANCHISEES

    The Company participates, from time to time, in construction loans, equity investments, and long-term mortgage loans made to franchisees. In particular, the Company has committed to lend up to $10 million to Constellation to be invested by Constellation in Constellation Development Fund, LLC (the "Development Fund") and to be used by the Development Fund to provide debt and equity financing to selected developers. As of June 30, 2000, the Company has loaned approximately $4.3 million in the aggregate to Constellation. The loan to Constellation is subordinated to certain target returns of the other members of the Development Fund. If such returns are not met, this loan could be jeopardized. Due to the uncertainty surrounding the ultimate recoverability of the subordinated loan, the Company is accounting for them on a cost-recovery basis, where interest income is recorded only after recovery of principal. As of June 30, 2000, the Development Fund has invested in seven Microtels and two Hawthorn Suites hotels which are in different stages of development. As of August 8, 2000, the managers of the Development Fund agreed not to commence any new projects in the future.

    In addition, the Company made a $15 million unsecured subordinated loan to Alpine Hospitality Ventures LLC ("Ventures") in connection with the Best Inns acquisition at an interest rate of 12% per annum, interest on which will be paid in cash to the extent available and otherwise to be paid in-kind. The loan is subordinated to a guaranty provided by Ventures in connection with a third party senior loan in the principal amount of approximately $65 million to its subsidiary that acquired 17 Best Inns hotels in the Best Inns transaction and is structurally subordinated to such third party loan. Each of Ventures and Constellation is a highly leveraged entity and there can be no assurances that any loans to Ventures or Constellation will be repaid. In the fourth quarter 1999, the Company was advised by Ventures that the senior lender to its operating subsidiary planned to institute a "lock-box" arrangement because of the deteriorating financial condition of the operating subsidiary. In
March 2000, the lock-box agreement was executed. The lock-box arrangement effectively precludes the payment of cash interest to the Company while such arrangement is in place. The Company will continue to receive interest in-kind payments but will not include such in-kind payments in income. Recognition of such in-kind payments as income is dependent upon the amount of underlying property values of the borrower, relative to other lenders and shareholders. There can be no assurance that those values will continue to be sufficient to permit the Company to continue to record such interest income and, in fact, no such income was recognized by the Company in the fourth quarter 1999 or the first or second quarters of 2000 and the Company does not currently expect to record income for the foreseeable future. In fact, the Company has taken a reserve of approximately $15.5 million associated with the principal and accrued interest of the loan.

    The Company has also made various loans and advances to individual franchisees, the reservation and marketing funds for the Microtel and Best Inns brands, and loan participations in a financing program with Nomura Asset Capital Corp. See "Legal Proceedings" for a discussion of a pending litigation concerning these loan participations. The Company is subject to the risks experienced by lenders generally, including risks of franchisee/borrower defaults and bankruptcies. Among other things, the ability of the borrowers to repay these loans will be affected by the factors discussed under "General Risks of the Lodging Industry" and "Development and Ownership Risk." The failure of a borrower to pay interest could have a material adverse effect on the Company's results of operations. In the event of default under such loans, the Company, as a lender, would bear the risk of loss of principal to the extent the value of the collateral was not sufficient to pay lenders, which may be more senior in the capital structure. As of June 30, 2000, the Company had outstanding loans to individual franchisees of approximately $3.6 million aggregate principal amount (with associated reserves of approximately $716,000), and loans to the reservation and marketing funds of $3.3 million aggregate principal amount (with associated reserves of approximately $436,000). If the financial condition of the borrowers of these loans were to worsen, the loans could be deemed to be impaired, which could result in a significant charge to the Company and future interest income related to these loans could be deferred or eliminated which could have a materially adverse effect on future income. In connection with equity investments, the Company would be subject to risks as an equity investor. See "Business--Regulation."

REGULATION

    The sale of franchises is regulated by various state laws, as well as by the United States Federal Trade Commission. To the extent that the Company manages, owns or leases hotel properties, it will be subject to additional governmental regulations. For example, owners and operators of hotels are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. The determination that hotels owned, managed or leased by the Company are not in compliance with the ADA could result in the imposition of fines, and award of damages to private litigants or significant expense to the Company in bringing these hotels into compliance. Additionally, various national, state and local laws and regulations may affect activities undertaken by the Company in connection with providing financing to franchisees. In particular, the Company may be required to obtain a license or to register in certain states in order to arrange loans to be made to franchisees. See "Business--Regulation."

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

ANTI-TAKEOVER DEVICES

    Certain provisions of the Certificate of Incorporation and the By-laws of the Company may be deemed to have anti-takeover effects and may delay, deter or prevent a change in control of the Company that stockholders might otherwise consider in their best interests. These provisions (i) allow only the Board of Directors, the Chairman of the Board of Directors or the Chief Executive Officer of the Company to call special meetings of the stockholders, (ii) eliminate the ability of stockholders to take any action without a meeting, (iii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meeting, (iv) generally authorize the issuance of one or more classes of "blank check" preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, (v) require approval of holders of 75% of the outstanding Class B Common Stock for the Board of Directors to create a series of Preferred Stock with general voting rights or with the right to elect a majority of directors under any circumstances and
(vi) require approval of holders of 75% of the outstanding voting power to amend or repeal items (i), (ii) or (v) above or this item (vi).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not Applicable.

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

    On April 11, 2000, the Company and certain subsidiaries settled a lawsuit brought relating to its management company operations by the owner of nine Best Inn properties for alleged mismanagement under management agreements that the Company assumed in connection with its 1998 acquisition of the Best Inns brand. USFS Management, Inc., a subsidiary of the Company, had also filed a counterclaim alleging fraudulent conduct by the owner and certain of his affiliates, which was also settled. In connection with the settlement, during the second quarter of 2000 the Company paid approximately $500,000 in settlement payments and related legal costs. Approximately $510,000 was accrued for such payments during the first quarter of 2000. The franchise agreements with the owner of the properties remain in effect.

    On May 18, 2000, a purported class action lawsuit, FORREST P. GUNTHER V. U.S. FRANCHISE SYSTEMS, INC., MICHAEL A. LEVEN, NEAL K. ARONSON AND RICHARD D. GOLDSTEIN, CASE NO. 00-CV-1244 (the "Class Action Lawsuit"), was brought in the United States District Court for the Northern District of Georgia, Atlanta Division. The named plaintiff in this lawsuit claims to represent all purchasers of the Class A Common Stock during the period from May 6, 1999 through October 29, 1999 and seeks unspecified damages on their behalf. The named plaintiff alleges, among other things, that the Company and the individual defendants violated federal securities laws by concealing adverse material information about the business, business practices, performance, operations and future prospects of the Company. The Company believes that the allegations are without merit and intends to defend this action vigorously.

    On June 29, 2000, the Company and certain subsidiaries settled a lawsuit, relating to its management company operations which was brought by two former employees alleging wrongful termination. The Company and certain of its subsidiaries had also filed a counterclaim in this action which was also settled. In connection with the settlement in the second quarter of 2000, the Company made aggregate settlement payments of $215,000 to its two former employees (including reimbursement of legal fees), without any admission of wrongdoing.

    On August 3, 2000, a former employee of a hotel previously managed by the Company's management company subsidiary filed a lawsuit against certain of the Company's subsidiaries and other defendants (CARRIE CHAPO V. MICROTEL INN & SUITES, RICHARD CLASBY, DENNIS WHEELER, UNITED STATES FRANCHISE MANAGEMENT SYSTEMS AND DOES 1-10; SUPERIOR COURT OF CALIFORNIA; COUNTY OF PLACER; CASE NO. S CV 10349), alleging sexual harassment, assault and false imprisonment by the former general manager of the hotel. The Company believes that it has meritorious defenses and will vigorously defend this action, although the outcome cannot be predicted.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         10.1           Recapitalization Agreement, dated as of June 2, 2000, by and among U.S. Franchise Systems, Inc., SDI, Inc., Meridian
                        Associates, L.P. and HSA Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the Commission on June 6, 2000).

         10.2           Employment Agreement, dated as of June 30, 2000, by and
                        between U.S. Franchise Systems, Inc. and Michael A. Leven, entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder.

         10.3           Employment Agreement, dated as of June 30, 2000, by and
                        between U.S. Franchise Systems, Inc. and Steven Romaniello, entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder.

         10.4           Separation Agreement, dated as of June 2, 2000, by and
                        between U.S. Franchise Systems, Inc. and Neal K. Aronson,
                        entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder (the form of which was previously included as an exhibit to the
                        Recapitalization Agreement that was previously filed as an
                        Exhibit to the Form 8-K of the Company filed with the
                        Commission on June 6, 2000).

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         10.5           Stockholders Agreement, dated as of June 2, 2000, by and
                        among Meridian Associates, L.P., SDI, Inc., HSA Properties,
                        Inc., Michael A. Leven, Andrea Leven, Jonathan Leven, Robert
                        Leven, Adam Leven and Steven Romaniello, entered into in
                        connection with the Recapitalization Agreement, dated as of
                        June 2, 2000, and effective only upon completion of the
                        transactions thereunder (the form of which was previously
                        included as an exhibit to the Recapitalization Agreement
                        that was previously filed as an Exhibit to the Form 8-K of the Company filed with the Commission on June 6, 2000).

         10.6           Registration Rights Agreement, dated as of June 2, 2000, by and among U.S. Franchise Systems, Inc., SDI, Inc., Meridian
                        Associates, L.P., HSA Properties, Inc. and Neal K. Aronson,
                        entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder (the form of which was previously included as an exhibit to the
                        Recapitalization Agreement that was previously filed as an
                        Exhibit to the Form 8-K of the Company filed with the
                        Commission on June 6, 2000).

         10.7           Voluntary Termination and Mutual Release Agreement,
                        effective as of June 2, 2000, by and among RSVP-BI OPCO,
                        LLC, RSVP-ABI REALCO, LLC, Alpine Hospitality Ventures LLC,
                        USFS Management, Inc and U.S. Franchise Systems, Inc.

         10.8           Letter Agreement, dated as of June 2, 2000, among U.S.
                        Franchise Systems, Inc., USFS Management, Inc. and Best
                        Franchising, Inc., and Alpine Hospitality Holdings LLC,
                        RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC and Alpine
                        Hospitality Ventures LLC.

         10.9           Consent to Termination of Hotel Management Agreement and
                        Manager's Consent and Subordination Agreement, effective as of June 2, 2000, among USFS Management, Inc., Alpine
                        Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI
                        REALCO, LLC, PW Real Estate Investments, Inc. and Best
                        Franchising, Inc.

        10.10           Promissory Note, dated June 2, 2000, of the Company in favor of Alpine Hospitality Holdings LLC in the principal amount of $1,250,000.

         27.1           Financial Data Schedule.

         99.1           Leven Agreement, dated as of June 2, 2000, between Meridian
                        Associates, L.P. and Michael A. Leven and Andrea Leven,
                        entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000 (the form of which was previously included as an exhibit to the Recapitalization
                        Agreement that was previously filed as an exhibit to the
                        Form 8-K of the Company filed with the Commission on June 6,
                        2000).

         99.2           Aronson Agreement, dated as of June 2, 2000, between
                        Meridian Associates, L.P. and Neal K. Aronson, entered into in connection with the Recapitalization Agreement, dated as of June 2, 2000 (the form of which was previously included as an exhibit to the Recapitalization Agreement that was
                        previously filed as an exhibit to the Form 8-K of the
                        Company filed with the Commission on June 6, 2000).

    (b) Reports on Form 8-K:

    During the quarter for which this report is filed, the following reports on Form 8-K were filed by the Company, each reporting information under Form 8-K,
Item 5:

        --On June 1, 2000, the Company reported the filing of a class action lawsuit against it and certain of its officers and directors.

        --On June 6, 2000, the Company reported that it had entered into the Recapitalization Agreement, pursuant to which it will commence a self-tender for 8.66 million shares of Class A Common Stock and Class B Common Stock at a price of $7.50 per share, and that business interests of the Pritzker family of Chicago will invest $75 million in the Company in exchange for the issuance and sale to them by the Company of shares of two new classes of preferred stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. FRANCHISE SYSTEMS, INC.

BY             /S/ MICHAEL A. LEVEN               By            /s/ NEAL K. ARONSON
     ----------------------------------------        ----------------------------------------
                 Michael A. Leven                                 Neal K. Aronson
               CHAIRMAN OF THE BOARD                    EXECUTIVE VICE PRESIDENT AND CHIEF
            AND CHIEF EXECUTIVE OFFICER                          FINANCIAL OFFICER

Dated: August 14, 2000

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.1            Recapitalization Agreement, dated as of June 2, 2000, by and among U.S. Franchise Systems, Inc., SDI, Inc., Meridian
                        Associates, L.P. and HSA Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the Commission on June 6, 2000).

        10.2            Employment Agreement, dated as of June 30, 2000, by and
                        between U.S. Franchise Systems, Inc. and Michael A. Leven, entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder.

        10.3            Employment Agreement, dated as of June 30, 2000, by and
                        between U.S. Franchise Systems, Inc. and Steven Romaniello, entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder.

        10.4            Separation Agreement, dated as of June 2, 2000, by and
                        between U.S. Franchise Systems, Inc. and Neal K. Aronson,
                        entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder (the form of which was previously included as an exhibit to the
                        Recapitalization Agreement that was previously filed as an
                        Exhibit to the Form 8-K of the Company filed with the
                        Commission on June 6, 2000).

        10.5            Stockholders Agreement, dated as of June 2, 2000, by and
                        among Meridian Associates, L.P., SDI, Inc., HSA Properties,
                        Inc., Michael A. Leven, Andrea Leven, Jonathan Leven, Robert
                        Leven, Adam Leven and Steven Romaniello, entered into in
                        connection with the Recapitalization Agreement, dated as of
                        June 2, 2000, and effective only upon completion of the
                        transactions thereunder (the form of which was previously
                        included as an exhibit to the Recapitalization Agreement
                        that was previously filed as an Exhibit to the Form 8-K of the Company filed with the Commission on June 6, 2000).

        10.6            Registration Rights Agreement, dated as of June 2, 2000, by and among U.S. Franchise Systems, Inc., SDI, Inc., Meridian
                        Associates, L.P., HSA Properties, Inc. and Neal K. Aronson,
                        entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000, and effective only upon completion of the transactions thereunder (the form of which was previously included as an exhibit to the
                        Recapitalization Agreement that was previously filed as an
                        Exhibit to the Form 8-K of the Company filed with the
                        Commission on June 6, 2000).

        10.7            Voluntary Termination and Mutual Release Agreement,
                        effective as of June 2, 2000, by and among RSVP-BI OPCO,
                        LLC, RSVP-ABI REALCO, LLC, Alpine Hospitality Ventures LLC,
                        USFS Management, Inc and U.S. Franchise Systems, Inc.

        10.8            Letter Agreement, dated as of June 2, 2000, among U.S.
                        Franchise Systems, Inc., USFS Management, Inc. and Best
                        Franchising, Inc., and Alpine Hospitality Holdings LLC,
                        RSVP-BI OPCO, LLC, RSVP-ABI REALCO, LLC and Alpine
                        Hospitality Ventures LLC.

        10.9            Consent to Termination of Hotel Management Agreement and
                        Manager's Consent and Subordination Agreement, effective as of June 2, 2000, among USFS Management, Inc., Alpine
                        Hospitality Ventures LLC, RSVP-BI OPCO, LLC, RSVP-ABI
                        REALCO, LLC, PW Real Estate Investments, Inc. and Best
                        Franchising, Inc.

       10.10            Promissory Note, dated June 2, 2000, of the Company in favor of Alpine Hospitality Holdings LLC in the principal amount of $1,250,000.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        27.1            Financial Data Schedule.

        99.1            Leven Agreement, dated as of June 2, 2000, between Meridian
                        Associates, L.P. and Michael A. Leven and Andrea Leven,
                        entered into in connection with the Recapitalization
                        Agreement, dated as of June 2, 2000 (the form of which was previously included as an exhibit to the Recapitalization
                        Agreement that was previously filed as an exhibit to the
                        Form 8-K of the Company filed with the Commission on June 2,
                        2000).

        99.2            Aronson Agreement, dated as of June 2, 2000, between
                        Meridian Associates, L.P. and Neal K. Aronson, entered into in connection with the Recapitalization Agreement, dated as of June 2, 2000 (the form of which was previously included as an exhibit to the Recapitalization Agreement that was
                        previously filed as an exhibit to the Form 8-K of the
                        Company filed with the Commission on June 2, 2000).